Form 10QSB
period 2005-09-30
KNIGHTSBRIDGE RESOURCES INC
filed 2005-11-25
CIK 1221500

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: ........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ______________

Commission file number: 333-108308

KNIGHTSBRIDGE RESOURCES, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	__________________ (I.R.S. Employer I.D. No.)
91 Commercial Road, Poole, Dorset U.K. BH14 0JD (Address of principal executive offices)
Telephone: (011)(44)(1202) 716-352 (Issuer's telephone number)
N/A (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

11,000,000 common shares issued and outstanding as of November 24, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Knightsbridge Resources, Inc.

INDEX

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Knightsbridge Resources, Inc. ("Knightsbridge" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Knightsbridge's financial statements and the notes thereto contained in Knightsbridge's Audited Financial Statements for the year ended December 31, 2004, in the Form SB-1 as amended and filed with the SEC on October 28, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

KNIGHTSBRIDGE RESOURCES INC.
 (A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)

(Unaudited)

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

		September 30,	December 31,
	ASSETS	2005	2004

Current
Cash		$ 5,169	$ 1,372

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 13,319	$ 7,692
Advances from a director - Note 4		30,255	18,044

		43,574	25,736

STOCKHOLDERS' DEFICIENCY

Common stock, $0.00001 par value
100,000,000	shares authorized
11,000,000	shares issued (December 31, 2004: 11,000,000)	110	110
Additional paid-in capital		1,377	1,377
Deficit accumulated during the pre-exploration stage		(39,892)	(25,851)

		(38,405)	(24,364)

		$ 5,169	$ 1,372

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

					October 23,
					2002 (Date of
					Incorporation)
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Expenses
Audit and accounting fees	$ 4,819	$ 1,000	$ 6,819	$ 2,000	$ 17,957
Bank charges	36	33	107	115	438
Foreign exchange gain	(121)	(60)	(121)	(90)	(263)
Legal fees	5,000	-	5,000	-	15,000
Mineral claim and pre-exploration costs	288	-	288	-	2,426
Office	-	-	77	-	123
Registration and filing fees	1,108	125	1,871	125	4,211

Net loss for the period	$ (11,130)	$ (1,098)	$ (14,041)	$ (2,150)	$ (39,892)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	11,000,000	11,000,000	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

			October 23, 2002
			(Date of
			Incorporation) to
			September 30,
	2005	2004	2005
Cash Flows used in Operating Activities
Net loss for the period	$ (14,041)	$ (2,150)	$ (39,892)
Contribution of capital by shareholder for mineral claim cost	-	-	387
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	5,627	2,000	13,319

	(8,414)	(150)	(26,186)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances from a director	12,211	-	30,255

	12,211	-	31,355

Increase (decrease) in cash during the period	3,797	(150)	5,169

Cash, beginning of the period	1,372	1,305	-

Cash, end of the period	$ 5,169	$ 1,155	$ 5,169

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash - at $0.0001	10,000,000	$ 100	$ 900	$ -	$ 1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash - at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)
Net loss for the period	-	-	-	(14,041)	(14,041)

Balance, as at September 30, 2005	11,000,000	$ 110	$ 1,377	$ (39,892)	$ (38,405)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 1         Interim Reporting

While the information presented in the accompany interim nine month financial statement is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 audited financial statements.

Note 2         Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has a working capital deficiency of $38,405, has yet to achieve profitable operations and has accumulated losses of $39,892 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has filed its Form SB-1 registration statement for the sale of up to 2,000,000 of the Company's common shares at $0.10 per share

Note 3         Mineral Claims

On November 15, 2002, the Company acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada for $387 (CDN$600), contributed by a shareholder of the Company. This claim was acquired on behalf of the Company by a director of the Company pursuant to a trust agreement. The claim has not proven to have commercially recoverable reserves and therefore the acquisition costs have been expensed. During the nine month period ended September 30, 2005, the Company renewed its mineral claim such that the claim has an expiration date of August 19, 2006.

Note 4         Advances from a Director

The advances from a director are unsecured, non-interest bearing and due on demand.

Note 5         Subsequent Events

Subsequent to September 30, 2005, a director advanced the Company $15,000. The advances are unsecured, non-interest bearing and due on demand.

Note 6         Comparative Figures

Certain comparative figures of December 31, 2004 have been restated to conform with the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operation" of Knightsbridge are incorporated by reference from the Knightsbridge's Form SB-1, as amended, filed with the SEC on October 28, 2005.

Plan of Operations.

Knightsbridge is a pre-exploration company incorporated under the laws of the State of Nevada on October 23, 2002. We have not commenced active business operations and we do not own any properties, therefore, we have no operations or revenue. We have obtained the rights to one mineral claim consisting of 18 cells. These rights entitle us to the minerals located on the property subject to the mineral claim. We obtained the rights to this mineral claim by way of a trust agreement between ourselves and Ron Schmitz, our President. The recorded title to the mineral claim is in Ron Schmitz's name who holds the property pursuant to a trust agreement for the benefit of Knightsbridge (the "Santos mineral claim"). We do not own title to this property.

Exploration will be required before a final evaluation regarding the economic and legal feasibility of this property can be made. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

The Santos mineral claim is without known mineralization and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for silver, zinc and lead on the Santos mineral claim.

The SEC has recently notified us it had no further comments on a prospectus we filed October 28, 2005. Under this prospectus we intend to sell up to 2,000,000 shares of our common stock (the "Shares") at $0.10 per share to raise up to $200,000. We have not retained an underwriter to sell these Shares. We will conduct this offering as a direct public offering, meaning there is no guarantee as to how much money, if any, we will be able to raise through the sale of our stock. Our directors, Messrs. Rogers and Schmitz, will be personally selling shares and each have limited prior experience in selling securities. We need to raise $ 35,000 in this offering in order to meet our initial offering and Phase I exploration expenses. If we fail to sell at least $ 35,000 of the stock we intend to sell, we may never be able to commence operations or generate revenue. Therefore, investors may lose all or substantially all of their investment.

If we raise the maximum amount of this offering mid-November, 2005, we will begin Phase 1 and complete Phase 1 at the end of June, 2006. Phase 1 would take approximately 1 and 1/2 months and we intend to allocate US $10,000 to its completion. We would then start Phase 2 at the beginning of July, 2006 and complete Phase 2 September, 2006. Phase 2 would take approximately 3 months and we intend to allocate US $35,000 for its completion. We would start Phase 3 September, 2006 and complete Phase 3 in late 2007. Phase 3 would take approximately 6 months and we intend to allocate US $60,000 to this phase. We cannot work from December to May because of bad weather conditions. If we raise the maximum amount of funds under this offering, we will not need any more funding for Phases 1, 2 and 3. If we do not raise the maximum amount of funds under this offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, Knightsbridge will have to raise additional funds within the next 12 months or go out of business. Knightsbridge will need a minimum of US$ 6,000 in order to meet its expenses associate with meeting the periodic reporting requirements of a public company.

As of September 30, 2005 our cash balance was $ 5,169. Without additional financing, we would not be able to continue beyond three to six months. Mr. Schmitz, an officer and director of Knightsbridge has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, Knightsbridge would cease to exist within six months or less.

If the results of Phase 1 or 2 are not successful and we choose not to continue Phase 2 or 3, we will seek to acquire other claims for exploration as we are an exploration company. We will not acquire claims from related parties.

We need to raise the maximum amount of this offering or we may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated unless and until silver, lead or zinc are discovered on the property in which we have an interest. Accordingly, we would need to raise cash from other sources than the sale of the silver, lead or zinc. We will be conducting research in connection with the exploration of the property on which we own mining interests. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

We intend to implement an exploration program, designed to target zinc, lead and silver reserves, as these elements have been historically found in this region. In particular there have been a number of lead, silver and zinc producing mines in the Slocan Mining District where this claim is situated; although, there has been no such exploration on the Santos mineral claim. We intend to proceed in the following three phases all of which will be supervised by Mr. Ron Schmitz, our President and by an independent geologist and other contractors hired by him on our behalf. We will assess the success of phase I and phase II of our exploration program, based on the written report and recommendations of a qualified, independent geologist, before proceeding any further. Should we not achieve a successful result based on these assessments, we will abandon this claim and look for other mining properties. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for minerals on the Santos mineral claim.

Phase I. Phase I will begin with research of the available geologic literature, personal interviews with geologists, and others familiar with the prospect area where the Santos mineral claim is located.

When the research is completed, our initial work will be augmented with geologic mapping which includes taking measurement of regular spacing from a reference location for sample sites, preliminary examination and description of rock and mineral types for use in preparation of maps which show location and features of each rock or mineral occurrence, if present. The geologic mapping on the property will be done by taking rock and soil samples throughout the property which have been measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non metallic elements in each sample . On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping.

We will also conduct geochemical testing during Phase I. Rock and soil samples will be taken from the property and taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of mineral composition (lead, silver or zinc) will be made. We will then compare the relative concentrations of mineral samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance and determine whether or not the Santos mineral claim has current economic potential and whether further exploration is warranted.

Phase II. Subject to the results of the report provided by the results obtained in Phase I, we will continue to Phase II. Phase II will consist of a detailed description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present. Phase II will consist of a collection of rock and soil samples at additional sites, which may be measured from a reference location, for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences might be part of the program. Trenches or pits could be one to two metres deep and could be from several metres to a hundred or more metres in length. We anticipate that we will rely primarily on more extensive trenching during Phase II to identify the extent of mineralization. We estimate that Phase II will take about three months to complete and cost up to $35,000.

Subject to the results provided by the independent geologist written report and recommendations based on his laboratory analysis of Phase II, we will determine if the property warrants a Phase III study.

Phase III. Phase III is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. Phase III will take about 6 months and cost up to $60,000. We do not anticipate commencing Phase III until late 2006.

If the geologist's report based on his laboratory analysis advises that the results of each Phase is not successful, we will explore other mineral properties.

We intend to try to develop any mineralization ourselves or enter into a joint venture with another mining company with more experience at that stage of operation. The three phases of exploration will be conducted by a qualified independent geologist with reasonable experience in exploration of lead, silver and zinc mineral properties. The exploration will be supervised by Mr. Schmitz, our President. Mr. Schmitz has had extensive experience with junior mining exploration companies as an accountant and a director and officer but is not a geologist or engineer.

 We will be conducting research in connection with the exploration of the Santos mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Capital Requirements of Our Proposed Exploration Program.

For all three phases of our proposed exploration program, we anticipate the capital costs to be approximately $105,000. This amount will include all costs in respect of the equipment we will need during each phase (including rental of a backhoe and a drill, as well as the purchase of hand tools and explosives); the services of a professional independent geologist who will be responsible for geologic mapping, soil sampling, and supervision; the services of field workers who will be responsible for general labor, including trenching, and site maintenance; food and camp supplies; and analysis of samples, including shipping of samples to laboratory and testing analysis.

Need for Additional Capital.

If we are successful in selling the 2,000,000 shares of common stock offered under this prospectus, management believes we will have sufficient capital to complete all three exploration phases proposed for the Santos mineral claim. We will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program. Similarly, we will assess whether to proceed with Phase III of the exploration program upon completion of Phase II and an evaluation of the results of the Phase II program.

If our exploration activities are successful we plan to either further develop the Santos mineral claim on our own or enter into a joint venture with another mining company with more experience at that stage of operation. We will need a considerable amount of additional capital if we are to proceed to further development of the Santos mineral claim.

If we are unable to sell more than 500,000 shares of the planned offering we will only have sufficient capital available to fund the Phase I exploration program and we would have to search for additional financing at that time or suspend operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-balance sheet arrangements.

As of September 30, 2005, Knightsbridge has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses.

Knightsbridge's net loss for the nine months ended September 30, 2005 was $(14,041) compared to $(2,150) for the nine month period ending September 30, 2004.

Liquidity and Capital Resources Liquidity. As of September 30, 2005 Knightsbridge total cash on hand was $5,169. Knightsbridge had $ 43,574 in liabilities of which $ 30,255 is owed due to related parties and $ 13,319 is owed for accounts payable and accrued liabilities.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003. The adoption of SFAS No. 149 had no effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of cash flows certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.

Restatement is not permitted. The adoption of SFAS No. 150 had no effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 had no effect on the Company's financial statement presentation or disclosures.

FAS 151, Inventory Costs. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

FAS 152, Accounting for Real Estate Time-Sharing Transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. There is no impact on the Company's financial statements.

FAS 153, Exchanges of Non-Monetary Assets. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

In 2004, FASB issued a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This revised pronouncement is effective for years beginning on or after December 15, 2005 and requires that all stock options and warrants be accounted for using the fair value method. This pronouncement presently has no impact on the Company's financial statements as the Company has not issued any stock options to date.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Knightsbridge's Registration Statement on Form SB-1, as amended, filed with the SEC on October 28, 2005.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Knightsbridge's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Knightsbridge's knowledge, no lawsuits were commenced against Knightsbridge during the nine months ended September 30, 2005, nor did Knightsbridge commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knightsbridge Resources, Inc.	Knightsbridge Resources, Inc.
/s/ Ron Schmitz ______________________________________________	/s/ Ernest Rogers ______________________________________________
Ron Schmitz President, CFO, Acting Chief Executive Officer, Treasurer, Director and Principal Accounting Officer	Ernest Rogers Director
Date: November , 2005	Date: November , 2005

 9