Form 10KSB
period 2005-12-31
KNIGHTSBRIDGE RESOURCES INC
filed 2006-03-31
CIK 1221500

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
__	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005

X	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 333-108308

KNIGHTSBRIDGE RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	0394483
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

91 Commercial Road, Poole, Dorset U.K.	BH14 0JD
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number Telephone: (011)(44)(1202) 716-352

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act 9

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

__  Yes   X   No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

__  Yes     X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

__  Yes    X   No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes  __ No  __

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

11,000,000 common shares issued and outstanding as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes  __   No   X

i

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business.

Business Development

We were incorporated on October 23, 2002 in the State of Nevada.

We have not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We have no property other than by a recorded Bill of Sale Absolute in the name of Mr. Ron Schmitz who holds the property pursuant to a trust agreement for the benefit of Knightsbridge to one mineral claim located in British Columbia, Canada (the "Santos mineral claim").

The registration statement we filed on Form SB-1 on October 28, 2005 has been declared effective by the Securities and Exchange Commission. We are just starting to raise capital pursuant to this registration statement. Once it is clear we will be able to raise sufficient capital under this offering we will start to line up a geologist, equipment and other workers to assist us with the first stage of exploration on our property in the spring of 2006.

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations. An "exploration stage company", as defined by Guide 7(a)(4)(i) to the Securities Act of 1933, is an issuer engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We have not commenced active business operations and we do not own any properties, therefore, we have no operations and are a pre-exploration company. We have no revenues and we have achieved losses since inception. We have been issued a going concern opinion and rely upon the sale of our securities and loans from officers and directors to fund our operations.

We are not a blank check company. We have no intentions of merging with any other company or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933. We have a specific business plan to operate as a mineral exploration company. We intend to aggressively pursue our business plan once we raise the necessary financing from this offering.

On November 15, 2002, we entered into a trust agreement with Mr. Ronald Schmitz, our President. Pursuant to that agreement we acquired 100% beneficial interest to the Santos mineral claim. This trust agreement was subsequently amended January 1, 2006 to extend its expiry date to January 1, 2008. Mr. Schmitz initially purchased the property on October 14, 2002, pursuant to a purchase agreement between himself and Mr. Locke B. Goldsmith, in which Mr. Schmitz purchased the Santos Mineral Claim for the ultimate benefit of Knightsbridge which was not yet formed at the time; in order, that we would avoid having to pay additional mining title fees and to avoid having to establish a subsidiary at this early stage of our corporate development.

Mr. Schmitz purchased the Santos Mineral Claim from Mr. Locke B. Goldsmith for a fee of CDN $600 (US $387). Mr. Goldsmith is not related to Knightsbridge or any of its directors or officers or stockholders. The price negotiated for the Santo mineral claim was as a result of arms-length negotiations between the parties. Mr. Schmitz has not made any profit from this transaction with the Company. The trust agreement terminates on January 1, 2008, or at our option or on the date we transfer the claim to a Canadian subsidiary corporation we incorporate in the future. Title to the mining claim we intend to explore is not held in our name. Title to this mining claim is recorded in the name of Mr. Schmitz. If Mr. Schmitz transfers this mining claim to a third person, the third person will obtain good title and we will have nothing. If that happens, we will be harmed in that we will not own the rights to any mining claim, we would not have limited legal recourse and we will have to cease operations. If that event occurs, however, Mr. Schmitz will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

If at any time the results of Phase I, Phase II or Phase III are unsuccessful, we will terminate the trust agreement and have no further obligations towards the Santos mineral claim.

The Santos mineral claim is located an hour and a half by road north of the City of Nelson in the Province of British Columbia. The Santos mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province. Cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British Columbia average 16 hectares. The size of our eighteen cells is approximately 373.694 hectares. Title to our mineral claim is held by a recorded Bill of Sale Absolute in the name of Mr. Ron Schmitz who holds the property pursuant to a trust agreement for the benefit of Knightsbridge. Our annual fee per unit for the Santos Mineral Claim is CDN $4.00 per hectare for an aggregate total of CDN $1,495 payable to the Ministry of Energy and Mines. This payment is in lieu of completing the required work on the property.

To date we have not performed any work on the Santos mineral claim. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the Santos mineral claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find on the Santos mineral claim, if any, ourselves or enter into a joint venture with another mining company with more experience at that stage of operation.

Since no exploration work has been done on the Santos mineral claim in the past by us or any other parties, there are currently no geological, governmental or other reports prepared regarding the claim.

Mining exploration is conducted in phases. In the first phase of the exploration process a company investigates the area to find out if it could potentially contain the minerals sought. During this stage the company or its geologist reviews the available information on the area, such as previous mining history, historical geological reports, government geological maps, satellite images and often the inspection of rocks in easily accessible areas such as road cuts and quarries. Assuming a favourable report in the first stage, the company commences the process of target identification in the second phase. The second phase may involve geological mapping to identify rocks which look like those that are associated with, or contain mineral deposits. It may also include airborne geophysical surveys looking for anomalies associated with the minerals sought. This phase may also involve sampling rocks, soil or stream sediments to identify areas with anomalously high metal content. If this second phase is favorable the exploration will more to a third phase. This third phase concentrates around drill testing, trenching and excavation using machinery. The purpose of this phase is to obtain core or chips of the material below the earth's surface which can be examined and analyzed to determine what if any subsurface minerals exist and how they relate to those materials found on the surface. If the results of the third phase indicate there may be enough of the minerals sought present in the area such that they may likely to be worth mining, a fourth phase, called the evaluation phase, is undertaken. This involves detailed drilling to confirm the tonnage, grade, geometry and character of deposits. It usually involves obtaining material for processing and marketing trials. The fifth phase is mine development. This phase will only be undertaken if the fourth phase establishes mineral reserves of commercial quantities. This is a very rare occurrence. The Board of Directors of Knightsbridge will rely on the independent geologist's written report and recommendations submitted to the Board of Directors after completion of each stage of exploration to determine whether or not to undertake phases two and three. Geologists traditionally make independent recommendation in their written reports based on the laboratory analysis obtained from samples collected on a site. The Board of Directors will review these results and rely on the recommendations of the geologist to determine whether or not Knightsbridge should proceed to the next phase of exploration on a particular property.

Knightsbridge is right at the very beginning phase of mining exploration. A more detailed outlined of our proposed exploration program is set out under the heading "Plan of Operation" in this Prospectus. We will not move on to a subsequent phase of the exploration program until the phase we are working on is completed and the evaluation has been rendered. We will base our decision to move to the next phase on analysis of the positive or negative results of each phase, the recommendation of the geologist(s) we engage, and our cash reserves at the time of assessment to move on to the next phase or raise the necessary monies need to complete the next phase.

We do not have any plans to take Knightsbridge from exploration to revenue generation. We are an exploration company. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will need to incur substantial expenses to conduct further drilling and engineering studies before we will be able to establish reserves of commercial quantities. At this time, we cannot assure you that we will be able to find such a mineral deposit or obtain the necessary funds to establish its commercial feasibility.

Competitive Factors

The mining industry, in general, is intensively competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Knightsbridge not receiving an adequate return on invested capital.

Our Offices

Our administrative office is located at 91 Commercial Road, Poole, Dorset U.K. BH14 0JD and our registered statutory office is located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Schmitz and Rogers, our officers and directors, who are not compensated for their services. Messrs. Schmitz and Rogers do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Mining Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations. This act sets forth rules for:
   locating claims,
  posting claims,
  working claims, and
  reporting work performed.

  The Mineral Tenure Act (British Columbia) and Regulations also govern the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $4 per hectare or pay cash-in-lieu of this work. We have one claim of eighteen cells consisting of approximately 373.694 hectares.

  We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes Province-wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:
  Prospecting using hand-held tools,
  Geological and geochemical surveying,
  Airborne geophysical surveying,
  Hand-trenching without the use of explosives, and
  The establishment of gridlines that do not require the felling of trees.

  Subject to the results of Phase I, the exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:
  Drilling, trenching and excavating using machinery, and
  Disturbance of the ground by mechanical means (blasting).

  Prior to proceeding with any exploration work subject to the Code we must apply to the Ministry of Energy and Mines, Energy and Minerals Division, for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The timeline for obtaining this work permit is two weeks. There is no cost associated with obtaining this permit.

  The exploration permit that may be required for activities in phases subsequent to Phase I is the only permit or license we will need to explore for minerals on the Santos mineral claim and it will be granted as a matter of right.

  Environmental Laws

  We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenure, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

  Other Regulation.

  Securities Exchange Act of 1934, as amended, (the "1934 Act"). Sections 13 and 15(d) of the 1934 Act requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

  New SEC Shell Company Rules. On June 29, 2005, the Securities and
Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July
21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005.

  The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

    are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans)
 until 60 days after it ceases to be a shell company;;

    must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

    must file financial statements within four days about the transaction; and

    where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

  Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company.

  Sarbanes-Oxley Act of 2002. On July 30, 2002,
President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the "SEC")
under the Securities Exchange Act of 1934. Many of these new requirements will effect us and our board of directors. For instance, under SOA we are required to:

    form an audit committee in compliance with SOA;

    our chief executive office and chief financial officer are required to certify our financial statements;

 ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;

    disclose any off-balance sheet transactions as required by SOA;

    prohibit all personal loans to directors and officers;

    ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

    adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

 ensure our auditor is independent as defined by SOA.

  SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

  Reports to Securities Holders.

  Reports and other information filed by us with the Commission pursuant to the informational requirements of the Securities Exchange Act of 1934 will be available for inspection and copying at the public reference facilities maintained by the Commission at 100 F Street, NE, Room 2521, Washington, D. C.
20549. Copies of such material may be obtained from the public reference section of the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549, at
prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our reports and other documents filed with the
Commission may also be available electronically on the World Wide Web at
http://www.sec.gov.

  We may elect not to file a Form 8-A or other Registration Statement under the
Securities Exchange Act of 1934 and therefore, will only be subject to Section
15(d) as a company who registered a Form SB-1 registration statement, therefore the proxy rules, short-swing profits regulations, beneficial ownership reporting regulations and the bulk of the tender offer regulations will not apply to us.
After we complete our Form SB-1 registered offering, we will not be required to furnish our stockholders with an annual report. Further we will not voluntarily send our stockholdders an annual report.

  Item 2. Description of
Property

  Mining Properties - General

  On October 14, 2002, Ronald Schmitz, our President and a member of the board of directors, acting as Trustee on our behalf and prior to our formation, entered into a purchase agreement to acquire one mineral claim, for our ultimate benefit, from Mr. Goldsmith. Mr. Goldsmith is an independent geologist who is known to the mining community in British Columbia. He is not related to any of our officers or directors and/or affiliates. The mineral claim consists of 18 cell in British Columbia, Canada known as the Santos mineral claim. This acquisition was subsequently recorded in the BC Mining Office on November 15,
2002. The previous claim number for the Santos mineral claims was changed from
256380 to 516133 when our claim was converted to cells last summer under the new
Mineral Titles Online registry in British Columbia.

  Subsequent to Mr. Schmitz's purchase of the mineral claim, we entered into a trust agreement, dated November 15, 2002 and as amended January 1, 2006, with
Mr. Schmitz in order to avoid having to pay additional mining title fees and to avoid having to establish a subsidiary at this early stage of our corporate development. The trust agreement terminates on January 1, 2008, or at our option or on the date we transfer the Santos mineral claim to a Canadian subsidiary corporation we incorporate in the future. If at anytime the results of Phase I,
Phase II or Phase III are unsuccessful, we will terminate the trust agreement and have no further obligations towards the Santos mineral claim.

  A mining claim is generally described to be that portion of the public mineral lands which a miner, for mining purposes, takes and holds in accordance with local mining laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. The Santos mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province. In British Columbia, cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British
Columbia average 16 hectares. The size of our eighteen cells is approximately
373.694 hectares. The source of power utilized on the property where the Santos mineral claim is located is diesel power.

  To date we have not performed any work on the Santos mineral claim and have spent no monies on exploration activities.

  Legal Status of Santos Mineral Claims.

  The Santos mineral claim was purchased from Mr. Locke B. Goldsmith, M.Sc.,
P.Eng., P.Geo, due to its location in a historic mining area that generally had previously producing lead, silver and zinc mines in other claims. Mr. Goldsmith is a qualified, independent geologist, as per definition in National Instrument
43-101 in Canada and a 40-year veteran of the mining industry. Mr. Goldsmith transferred ownership of the Santos mineral claim to Mr. Ronald Schmitz on
October 14, 2002, by a recorded Bill of Sale Absolute in the name of Mr. Ron
Schmitz who holds the property pursuant to a trust agreement for the benefit of
Knightsbridge. The Bill of Sale Absolute was registered in the BC Mining Office on November 15, 2002. Mr. Schmitz holds the mining rights to the Santos mineral claim which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward. In the event Mr. Schmitz was to grant ownership to a third party, they would obtain good title and we would have nothing. Mr.
Schmitz would, however, be liable to us for monetary damages for breach of the trust agreement he signed with us on November 15, 2002.

  Since there has been no prior exploration on the property, we are not aware of any mineralization found on the property. Also, there are no geological or mining engineering reports regarding the Santos mineral claim. A fully qualified and independent geologist, will conduct the exploration work in phases I to III and will provide us with a technical report at that time Also, none of our officers or directors have as yet, visited the property.

  Under British Columbia law, if the ownership of the Santos mineral claim were to be passed to us and the ownership were to be recorded in our name, we would have to pay a minimum of $500 and file other documents since we are a foreign company in Canada. We would also be required to form a British Columbia company which would necessitate a board of directors, a majority of which would have to be British Columbia residents, and obtain audited financial statements for that company. We have decided that if valuable mineral deposits are discovered on the
Santos mineral claim and it appears that it might be economical to remove the ore, we will record the ownership, pay the additional fees and file as a foreign
Company or establish a corporate subsidiary in British Columbia. The decision to record or not record is solely within our province.

  All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of
Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Santos mineral claim, that is the province of British Columbia.

  In the 19th century the practice of reserving the minerals from fee simple
Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Santos mineral claim is one such acquisition. Accordingly, fee simple title to the Santos mineral claim resides with the Crown. The Santos mineral claim is a mining lease issued pursuant to the British Columbia Mineral Act to Mr. Schmitz. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

  The Santos mineral claim is unencumbered and there are no competitive conditions which affect the Santos mineral claim. Further, there is no insurance covering the Santos mineral claim. We believe that no insurance is necessary since the Santos mineral claim is unimproved and contains no buildings or improvements.

  Claim Status

  The name, tenure number, date of recording and expiration date of the Santos mineral claims is as follows:

Claim Name

Tenure Number

Recording Date

Expiry Date

Santos

516133

November 15, 2002

August 19, 2006

  Note:

    The former tenure number 256380 was changed to 516133 when the claim was converted in the summer 2005 under the new Mineral Titles Online registry system in British Columbia.

  The Santos mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province.
Cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British Columbia average 16 hectares. The size of our eighteen cells is approximately 373.694 hectares. Title to our mineral claim is held by a recorded
Bill of Sale Absolute in the name of Ron Schmitz, which has been filed as
Exhibit 10.1 to this prospectus.

  Mr. Ron Schmitz holds the property pursuant to a trust agreement for the benefit of Knightsbridge. The Santos mineral claim was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the Santos mineral claim is not located in an environmentally sensitive region.

  Information regarding the Claim can be determined by reviewing the British
Columbia government website located at http://www.mapplace.ca/. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. The information can be viewed by clicking on
"The Map Place", then, after downloading "MapPlace Lite WMS Viewer", by clicking on "Main Maps" and then "Mineral Titles Map". You can then enter in claim tenure number in the "Zoom GoTo" search window to view the area of the Santos mineral claim.

  For title information you can go back to the "Mineral Titles Map" in the lower window, under the heading "Contents", then "Database Searches", click on
"Tenure Number" and enter the claim tenure number as indicated above to view the
"Mineral Titles Tenure Detail". This website database contains a detailed description of the rock formation, mineralization and ownership of all staked lands in British Columbia.

  To keep the Santos mineral claim in good standing, such that it does not expire on the dates indicated in the preceding, we must perform exploration and development work on the claim on or before August 19, 2006 or pay $4 per hectare to prevent the Santos mineral claim from reverting to the Crown.

  It is our intention to incorporate a Canadian subsidiary company and record the ownership in the name of our subsidiary if lead, silver or zinc is discovered on the Santos mineral claim and it appears that it would be economically viable to commercially mine the Santos mineral claim.

  Knightsbridge is a pre-exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the Santos mineral claim.
Exploration will be required before Knightsbridge can make an evaluation as to the economic and legal feasibility of the Santos mineral claim.

  Location and Access

  The Santos mineral claim is located on the lower slopes of Mount Carpenter at the north end of the Kokanee Range in the Selkirk Mountains. Highway 31A passes through the south part of the Santos mineral claim, approximately 8 kilometres east of the village of New Denver. Another accessible road departs northerly from Highway 31A at Three Forks and parallels Kane Creek through the southern and eastern parts of the Santos mineral claim. Various trails provide additional access.

  Physiography

  The Santos mineral claim is snow-free from May through November, allowing a six or seven-month exploration season. The location of the Santos mineral claim is within easy commuting distance of New Denver, which has grocery stores, restaurants, motels and banking facilities. The City of Nelson, which is one hour and a half by road to the south, is the nearest major centre.

  Geology of Area Where Santos Mineral Claims is Located

  The area where the Santos mineral claim is located consists primarily of rocks known as the Slocan group of Jurassic age rocks. The Slocan group of
Jurassic age rocks are composed of rocks, sand, clay, and mixtures of sand and clay, now solidified into sandstone (quartzite), claystone (slate) and an admixture of the two (argillite).

  The original horizontal beds of various rocks have been tilted by processes of earth movement so that the beds are now on edge, with the long axis of the edges oriented in a north-northwesterly direction, with the slope so measured on the tops of the beds variable to the northeast and southwest. Intrusive rocks of variable composition have been injected into and are younger than Slocan Group rocks.

  Proposed Program of Exploration

  There is no recorded history of prior exploration of the Santos mineral claim. We intend to conduct initial exploration of the Santos mineral claim to determine if there are commercially exploitable lead, silver or zinc mineral deposits. Historically, there have been several lead, silver and zinc mines in the area surrounding the Santos mineral claim. We anticipate a three phase exploration program to properly evaluate the potential of the Santos mineral claim. We must conduct exploration to determine what minerals, if any, exist on the Santos mineral claim and if any minerals which are found can be economically extracted and profitably processed. Our proposed program of exploration is explained in more detail in this prospectus under "Management Discussion and
Analysis and Plan of Operation".

  History of Previous Work

  The Santos mineral claim is located in a historic mining district and is located between three former silver, lead and zinc producing mines. There is, however, no recorded history of prior exploration on our claim. No mineralization is known on our claim.

  Description of Other Properties

  Our administrative office is located at 91 Commercial Road,
Poole, Dorset U.K. BH14 0JD and our registered statutory office is located at 50
West Liberty Street, Suite 880, Reno, Nevada 89501. Our administrative office is provided free of charge by Ernest Rogers, our majority stockholder.

  Item 3. Legal
Proceedings.

  We were not a party to any legal or regulatory proceedings in the fiscal year ended 2005 nor are we aware of any such proceedings pending.

  Item 4. Submissions of
Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

  PART II

Item 5. Market for Common
Equity and Related Stockholder Matters.

General.

  No public market has been established for the common stock of Knightsbridge.
There are at present no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in Knightsbridge's securities. There is no assurance that a trading market will ever develop for the common stock of Knightsbridge or, if such a market does develop, that it will continue.

  Knightsbridge has no common equity subject to outstanding purchase options or warrants. Knightsbridge has no securities convertible into its common equity.
Knightsbridge has common equity that can be sold pursuant to Rule 144 under the
Securities Act of 1933. Except for this offering, there is no common equity that is being, or has been publicly proposed to be, publicly registered by
Knightsbridge.

  As of March 31, 2006, we had 3 stockholders of record holding 11,000,000 shares of common stock.

  Dividend Policy.

  No dividends have been paid to date and none is expected to be paid in the foreseeable future.

  Equity Compensation Plan.

We do not have any securities authorized for issuance under any equity compensation plans.

  Recent Sales of Unregistered Securities.

None.

Item 6. Management Discussion and Analysis.

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

Our Proposed Plan of
Operation

  General

  The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

  The "Plan of Operation" of Knightsbridge is incorporated by reference from the Knightsbridge's Form SB-1, as amended, filed with the SEC on October 28,
2005.

  Plan of Operations

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

  The SEC has notified us it had no further comments on our Form SB-1 registration statement we filed October 28, 2005 (the "prospectus"). Under this prospectus we intend to sell up to 2,000,000 shares of our common stock (the "Shares")
at $0.10 per share to raise up to $200,000. We have not retained an underwriter to sell these Shares. We will conduct this offering as a direct public offering, meaning there is no guarantee as to how much money, if any, we will be able to raise through the sale of our stock. Our directors, Messrs. Rogers and Schmitz, will be personally selling shares and each have limited prior experience in selling securities. We need to raise $ 35,000 in this offering in order to meet our initial offering and Phase I exploration expenses. If we fail to sell at least $ 35,000 of the stock we intend to sell, we may never be able to commence operations or generate revenue. Therefore, investors may lose all or substantially all of their investment.

  If we raise the maximum amount of this offering mid-May, 2006, we will begin
Phase 1 and complete Phase 1 at the end of June, 2006. Phase 1 would take approximately 1 and 1/2 months and we intend to allocate US $10,000 to its completion. We would then start Phase 2 at the beginning of July, 2006 and complete Phase 2 September, 2006. Phase 2 would take approximately 3 months and we intend to allocate US $35,000 for its completion. We would start Phase 3
September, 2006 and complete Phase 3 in late 2007. Phase 3 would take approximately 6 months and we intend to allocate US $60,000 to this phase. We cannot work from December to May because of bad weather conditions. If we raise the maximum amount of funds under this offering, we will not need any more funding for Phases 1, 2 and 3. If we do not raise the maximum amount of funds under this offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, Knightsbridge will have to raise additional funds within the next 12 months or go out of business. Knightsbridge will need a minimum of US$ 6,000 in order to meet its expenses associate with meeting the periodic reporting requirements of a public company.

  As of December 31, 2005 our cash balance was $ 4,003. Without additional financing, we would not be able to continue beyond three to six months. Mr.
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

  Loss Per Period/General and Administrative Expense.

  Knightsbridge's net loss for the year ended December 31, 2005 was $ (29,473)
compared to $ (6,415) for the year ended December 31, 2004.

  Liquidity and Capital Resources Liquidity

  As of December 31, 2005 Knightsbridge total cash on hand was $ 4,003 ($1,372 -
December 31, 2004). Knightsbridge had $ 51,540 ($25,736 - December 31, 2004) in
liabilities of which $ 45,256 is owed due to related parties and $ 6,284 is owed for accounts payable and accrued liabilities.

  Need for Additional Capital

  If we are successful in selling the 2,000,000 shares of common stock offered under our prospectus, management believes we will have sufficient capital to complete all three exploration phases proposed for the Santos mineral claim. We will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program.
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

  Off-balance sheet arrangements

  As of December 31, 2005, and March 31, 2006, Knightsbridge has had no
off-balance sheet arrangements.

  Risk Factors

  We have no known ore reserves and we cannot guarantee we will find any mineral reserves or if we find minerals, that production will be profitable.

  We have no known ore reserves. We have not identified any lead, silver, zinc, or other metal or mineral on the property and we cannot guaranty that we will ever find any such minerals. Even if we find that there are mineral reserves on the Santos mineral claim, we cannot guaranty that we will be able to recover these minerals. Even if we recover mineral reserves, we cannot guaranty that we will make a profit. If we cannot find mineral reserves or it is not economical to recover these mineral reserves, we will have to cease operations.

  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

  The probability that our prospect will ever have mineral reserves is extremely low. Therefore, in all probability, the Santos mineral claim does not contain any reserves. Therefore, any funds spent on exploration will probably be lost which will result in a loss of your entire investment.

  Our management lacks the technical training and/or experience in metal exploration or mining required for starting and operating a mine.

  Our management lacks the technical training and/or experience in metal exploration or mining required for starting and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches commonly used by mineral exploration companies. Therefore, our operations, earnings and ultimate financial success could suffer irreparable harm.

  If we do not raise enough money for exploration in this offering we will have to delay exploration until we are able to raise enough money through other means or go out of business.

  Knightsbridge is in the very early exploration stage and needs the proceeds from our offering to start exploring for mineral reserves. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to commence its operations. We need to raise $
35,000 (17.5% of the entire offering) in this offering in order to meet our initial offering and Phase I exploration expenses. We have not retained an underwriter to sell these Shares. We will conduct this offering as a direct public offering, meaning there is no guarantee as to how much money we will be able to raise through the sale of our stock. Messrs. Rogers and Schmitz, will be personally selling shares and each have limited prior experience in selling securities. If we fail to sell at least 17.5% of the stock we intend to sell, we may never be able to commence operations or generate revenue. Therefore, investors may lose all or substantially all of their investment.

  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

  Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to the Santos mineral claim to be impassable during six to seven months of the year. When roads are impassable, we are unable to conduct exploration operations on the Santos mineral claim.

  Knightsbridge's exploration efforts and limited capital may limit our ability to find mineralized material. If we do not find mineralized material, we will cease operations.

  Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although the Santos mineral claim may contain mineralized material. If we do not find mineralized material, we will cease operations.

  We may not have enough money to complete our exploration and consequently may have to cease or suspend our operations.

  We may not have enough money to complete the exploration of the Santos mineral claim. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on the
Santos mineral claim. It could cost as little as $10,000 and as much as $105,000 to find out. What we do know is that the first $23,800 we raise will be used to cover the cost of of our prospectus offering before we spend any money on our exploration program, which means we need to raise at least $35,000 (17.5% of the entire offering) before we can even begin Phase I of our exploration program. We do not know how much money we will raise in our prospectus offering. If it turns out that we have not raised enough money to start or complete all three phases of our exploration program, we will have to either raise further capital through another offering or suspend or cease operations altogether.

  Because title to Santos mineral claim, the mining claim we intend to explore, is held in the name of another person, if he transfers this mining claim to someone other than us, we will cease operations.

  Title to the mining claim we intend to explore is not held in our name. Title to this mining claim is recorded in the name of one of our officers and directors, Mr. Schmitz. If Mr. Schmitz transfers this mining claim to a third person, the third person will obtain good title and we will have nothing. If that happens, we will be harmed in that we will not own the rights to any mining claim and we will have to cease operations.

  Because title to the Santos mineral claim is in the name of Mr. Schmitz, a creditor of Mr. Schmitz could attach a lien on this property and have the property sold. If this happens, the creditor or a third party could take title to the Santos mineral claim and we will cease operations.

  Because title to the property we intend to explore is in the name of Mr.
Schmitz, a creditor of Mr. Schmitz could attach a lien on this mineral claim and have it sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to this mineral claim. If that happens, we will cease to hold any rights to any mineral claims and will cease operations.

  We do not have a documented geologic field examination by a professional geologist or mining engineer of the Santos mineral claim which is documented by a geologic report. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no commercially exploitable mineral will be found and our business will fail.

  We do not have a documented geologic field examination by a professional geologist or mining engineer of the Santos mineral claim which is documented by a geologic report. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the Santo mineral claim may not result in the discovery of commercial quantities of any minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment.

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated on October 23, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2005 is $55,324. To achieve and maintain profitability and positive cash flow we are dependent upon:

    our ability to locate a profitable mineral reserve,

    our ability to generate revenues, and

    our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  Our independent auditors issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

  Our independent auditor's opinions on our 2005 and 2004 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

  For the past two years or more, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We are dependent on raising or borrowing capital. It is likely even if we are successful in raising the maximum being offered under our prospectus we may need to raise additional capital or reduce the level of our operations in the future, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations. See
"Financial Statements - Report of Independent Auditors."

  Our directors and officers reside outside of the United States and as such it may be difficult for you to protect your interests as a shareholder and your ability to protect your rights through the U.S. federal courts may be limited.

  Our directors and officers reside outside of the United States. The rights of shareholders to take action against the directors and actions by minority shareholders as a result may be difficult. Laws outside of United States may not be as established and or may differ from provisions under statutes or judicial precedent in existence in jurisdictions in the United States. In addition, shareholders may not have standing to initiate shareholder derivative actions before the courts outside of the United States or have limited rights to enforce judgments obtained in United States in jurisdictions outside of United States.
As a result, the public shareholders of Knightsbridge may face different considerations in protecting their interests in actions against the management, directors or majority stockholders than would shareholders of a corporation whose directors, officers and majority stockholders reside in the United States.
Similarly, Knightsbridge's ability to protect its interests if it is harmed in a matter and effectively sue in a United States federal court may be limited.

  Item 7. Financial
Statements.

  Our fiscal year end is December 31.

  Our audited financial statements for the year ended December 31, 2005:

  Audited Financial Statements of Knightsbridge
Resources, Inc.

  KNIGHTSBRIDGE RESOURCES INC.

  (A Pre-exploration Stage Company)

  REPORT AND FINANCIAL STATEMENTS

  December 31, 2005 and 2004

  (Stated in US Dollars)

  A PARTNERSHIP
  OF INCORPORATED
PROFESSIONALS

AMISANO HANSON

   Chartered
Accountants

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Knightsbridge Resources Inc.

  We have audited the accompanying balance sheets of Knightsbridge Resources
Inc. (A Pre-exploration Stage Company) as of December 31, 2005 and 2004 and the
related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2005 and 2004 and the period October 23, 2002 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Knightsbridge Resources Inc.
as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period October 23,
2002 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

/s/ AMISANO HANSON

February 27, 2006

Chartered Accountants

  F1

  KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

December 31, 2005 and 2004

(Stated in US Dollars)

ASSETS

2005

2004

Current

Cash
$ 4,003
$ 1,372

LIABILITIES

Current

       Accounts payable and
accrued liabilities
$ 6,284
$ 7,692

       Advances from a
director - Notes 4 and 6
45,256
18,044

51,540
25,736

STOCKHOLDERS' DEFICIENCY

  Common stock, $0.00001
par value - Note 1

100,000,000
shares authorized

11,000,000
   shares issued (2004:
11,000,000)
110
110

Additional paid-in capital
7,677
1,377

  Deficit accumulated
during the pre-exploration stage
(55,324)
(25,851)

(47,537)
(24,364)

$ 4,003
  $
1,372

  Nature and Continuance of Operations - Note 1

Commitments - Note 1

Subsequent Event - Note 6

  SEE ACCOMPANYING NOTES

  F2

  KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2005 and 2004

and for the period October 23, 2002 (Date of Inception) to
December 31, 2005

(Stated in US Dollars)

October 23,

2002 (Date of

Inception) to

December 31,

2005

2004

2005

Expenses

Audit and accounting fees

$ 11,119
$ 5,942
$ 22,257

Bank charges

146
150
477

Foreign exchange gain

(108)
(142)
(250)

       Interest on advances from a
  director

- Note 4

6,300
-
6,300

Legal fees

9,400
-
19,400

       Mineral claim and pre-exploration
costs

288
240
2,426

Office

77
-
123

Registration and filing fees

2,251
225
4,591

Net loss for the period

$ (29,473)
$ (6,415)
$ (55,324)

Basic and diluted loss per share

$ (0.00)
$ (0.00)

  Weighted average number of shares
outstanding

11,000,000
11,000,000

  SEE ACCOMPANYING NOTES

  KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2005 and 2004

and for the period October 23, 2002 (Date of Inception) to
December 31, 2005

(Stated in US Dollars)

October 23,

2002 (Date of

Inception) to

December 31,

2005

2004

2005

  Cash Flows used in Operating
Activities

Net loss for the period
$ (29,473)
$ (6,415)
$ (55,324)

Items not affecting cash:

           Contribution of capital by
  shareholder
for mineral claim cost
-
-
387

           Interest on advances from a
director
6,300
-
6,300

       Change in non-cash working capital
  balance
related to operations

           Accounts payable and accrued
liabilities
(1,408)
5,942
6,284

(24,581)
(473)
(42,353)

  Cash Flows from Financing
Activities

Common stock issued
-
-
1,100

Advances from a director
27,212
540
45,256

27,212
540
46,356

Increase in cash during the period
2,631
67
4,003

Cash, beginning of the period
1,372
1,305
-

Cash, end of the period
$ 4,003
$ 1,372
$ 4,003

  SEE ACCOMPANYING NOTES

  KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

for the period October 23, 2002 (Date of Inception) to
December 31, 2005

(Stated in US Dollars)

Deficit

Accumulated

Additional

During the

Common Shares

Paid-in

Pre-exploration

Number

Par Value

Capital

Stage

Total

  Common stock issued for cash

  -
at $0.0001
10,000,000
$ 100
$ 900
$ -
$ 1,000

  Contribution of capital by
shareholder
-
-
387
-
387

Net loss for the period
-
-
-
(8,001)
(8,001)

Balance, December 31, 2002
10,000,000
100
1,287
(8,001)
(6,614)

  Common stock issued for cash

  -
at $0.0001
1,000,000
10
90
-
100

Net loss for the year
-
-
-
(11,435)
(11,435)

Balance, December 31, 2003
11,000,000
110
1,377
(19,436)
(17,949)

Net loss for the year
-
-
-
(6,415)
(6,415)

Balance, December 31, 2004
11,000,000
110
1,377
(25,851)
(24,364)

Imputed interest - Note 4
-
-
6,300
-
6,300

Net loss for the year
-
-
-
(29,473)
(29,473)

Balance, December 31, 2005
11,000,000
$ 110
$ 7,677
$ (55,324)
$ (47,537)

  SEE ACCOMPANYING NOTES

  KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

              Note 1 Nature and Continuance of Operations

  The Company is in the pre-exploration stage. The Company has acquired one mining claim consisting of twelve units located in the Province of British
   Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, if any, and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

  These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $49,024 since its inception, has a working capital deficiency of $47,537 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.
   The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. During the year ended
   December 31, 2005, the Company obtained approval from the Securities and
   Exchange Commission for the sale to the general public of up to 2,000,000 of the Company's common shares at $0.10 per share. Management considers that the
   Company will also be able to obtain additional funds from related party advances, however, there is no assurance that these sources of additional funding will be available.

  The Company was incorporated in the State of Nevada on October 23, 2002.

  Note 2 Summary of Significant Accounting Policies

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of
   America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

  Knightsbridge Resources Inc.

(A Pre-exploration Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

(Stated in US Dollars) - Page 2

  Note 2 Summary of Significant Accounting Policies - (cont'd)

  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

  Pre-exploration Stage Company

  The Company complies with Financial Accounting Standards Board Statement
   No. 7 and Securities and Exchange Commission Act Guide 7 for its
   characterization of the Company as pre-exploration stage.

  Capitalization of Mineral Claim Costs

  Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

  Environmental Costs

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the
   Company's commitments to plan of action based on the then known facts.

  Income Taxes

  The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109
   "Accounting for Income Taxes" ("FAS 109"). Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Knightsbridge Resources Inc.

(A Pre-exploration Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

(Stated in US Dollars) - Page 3

  Note 2 Summary of Significant Accounting Policies - (cont'd)

  Basic and Diluted Loss Per Share

  The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No., 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

  Financial Instruments

  The carrying value of cash, accounts payable and accrued liabilities and advances from a director approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Foreign Currency Translation

  Monetary assets and liabilities denominated in a foreign currency are translated into US dollars at exchange rates prevailing at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction dates. Foreign currency denominated revenues and expenses are translated at exchange rates prevailing at the transaction dates. Gains or losses arising from the translations are recognized in the current year.

  New Accounting Standards

  Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

  Note 3 Mineral Claim

  On November 15, 2002, the Company acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada for $387
   (CDN$600), contributed by a shareholder of the Company. This claim was acquired on behalf of the Company by a director of the Company pursuant to a trust agreement. The claim has not proven to have commercially recoverable reserves and therefore the acquisition costs have been expensed. During the year ended December 31, 2005, the Company renewed its mineral claim such that the claim has an expiration date of August 19, 2006.

  Knightsbridge Resources Inc.

(A Pre-exploration Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

(Stated in US Dollars) - Page 4

  Note 4 Advances from a Director - Note 6

  The advances from a director are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2005, imputed interest of
   $6,300 was expensed (2004: $Nil) and credited to additional paid-in capital.

  Note 5 Income Taxes

  The following table summarizes the significant components of the Company's deferred tax assets:

December 31,

2005

2004

Deferred tax assets

Tax loss carryforwards
$ 7,354
$ 3,878

Valuation allowance
(7,354)
(3,878)

$ -
$ -

  The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

  No provision for income taxes has been provided in these financial statements due to the net losses. At December 31, 2005, the Company has accumulated tax loss carryforwards totalling $49,024 which will begin to expire commencing in 2022, the benefit of which has not been recorded in the financial statements.

  Note 6 Subsequent Event

  Subsequent to December 31, 2005, a director of the Company advanced the Company $5,000. The advance is unsecured, non-interest bearing and due on demand.

  Note 7 Comparative Figures

  Certain of the December 31, 2004 comparative figures have been reclassified to conform with the presentation used in the current year.

  Item 8. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

  We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.

  Item 8A. Controls and
Procedures.

  We have evaluated the effectiveness of our disclosure controls and procedures
(as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934,
as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-KSB. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective.

  Changes in internal controls.

There were no significant changes in Knightsbridge's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation.

Evaluation of Disclosure Controls and Procedures.

  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB.
Based upon their evaluation, the Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures are effective.

  Item 8B. Other
Information.

  None

  PART III

  Item 9. Directors and
Executive Officers of the Registrant.

  Identification of Directors and Executive Officers.

  Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

  The names, addresses, ages and positions of our present officers and directors are set forth below:

Name
Age
  Positions

Date First Held
Term of Office

  Ron Schmitz
  Suite 810, 609 Granville
  Vancouver, B.C.
  V7Y 1G5

39
  President, Chief
Executive Officer, Secretary, Treasurer & Director
October 23, 2002
to present

  Ernest George Rogers
  91 Commercial Road
Poole, Dorset U.K. BH14 0JD

55
Director
January 23, 2003
to present

  Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

  Ron Schmitz, President, Chief Executive Officer, Secretary, Treasurer &
Director. Mr. Schmitz is the President of ASI Accounting Services Inc. and
has held that position since July, 1995. ASI Accounting Services Inc. provides administrative, accounting and office services to public and private companies, with the majority of these companies being foreign companies and approximately
20% of these companies complying with US GAAP. Mr. Schmitz completed level 3 of the Certified General Accountant program in June, 1987. Mr. Schmitz is a director of: Gold Canyon Resources Inc. (since April 1997); Touchstone Resources
Ltd. (March 22, 1999-Sept. 30, 1999 and March, 2001 to present); and of Benem
Ventures Inc. (from March, 2002 to September 29, 2005 ), all of which are junior exploration mining public companies traded on the TSX Venture Exchange in
Canada. He was also a director of Bradner Ventures Ltd. (1997 to March 10, 2004)
and held the office of President of that company (May 19, 2000 to March 10,
2004). Bradner was a junior mining exploration company established in June of
1983. It is quoted on the OTC Bulletin Board, Symbol BNVLF. Bradner(1)
abandoned its business plan in July 2001 due to a market downturn in 2000.
Bradner was unable to raise the necessary additional funds to continue with its mineral exploration program. At that time a high tech deal was proposed by a close personal friend of one of the directors. This transaction was never consummated. The board of directors of Bradner has maintained continuity over the last ten years and considerable funds had been expended historically on its exploration activities. Currently Bradner is in the process of reorganizing its business activities. Other than Bradner, all of the companies Mr.Schmitz has been involved with have closely followed their stated business plans and are still in operation and trading. Mr. Schmitz spent approximately 5-10% of his time on our affairs in this past year. Mr. Schmitz will devote up to 6 hours per week of his time to our business and this will increase as future circumstances may require.

  Ernest George Rogers, Director. Mr. Rogers has been the development director of Latebreaks.com Ltd., a leading UK Internet travel company. He has been involved with Latebreaks.com Ltd., and its related companies since 1995, providing design, development, sales and marketing expertise. Mr. Rogers was the sales and marketing director for In-touch Interactive Information Systems Ltd., a technology company, from 1989 to 1995 and was involved in the design of the software and hardware to production, installation and maintenance of the products produced by this company. Mr. Rogers spent approximately 5-10% of his time on our affairs in this past year. Mr. Rogers will devote approximately
5%-10% (3-6 hours per week) of his time to our business and this will increase as future circumstances may require.

  Note:

    Although Bradner currently does not have a viable mining project, it was not formed as a blank check company. Bradner operated as an active junior mining exploration company from its formation in June 1983 to July 2001 (18 years) and expended considerable funds historically on its exploration activities. Mr. Schmitz resigned from Bradner when he realized it would not be going forward with its new plans for business. Knightsbridge is not a blank check company as defined by Rule 419 of Regulation C under the rules of the
 Securities Act of 1933. Knightsbridge has a specific business plan to operate as a mineral exploration company, although it requires funding from this offering before it can implement this plan. We recognize Mr. Schmitz does not have professional or technical training credentials related to mineral exploration but he is very familiar and comfortable with junior mining exploration companies. As stated above, he is a director of three other active junior mining exploration companies which are currently listed on the TSX
 Venture Exchange. Knightsbridge has no intentions of merging with any other company or allowing itself to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933. Messrs. Schmitz and
 Rogers intend to grow Knightsbridge into a strong junior exploration company once it obtains the necessary financing under this proposed prospectus offering.

  Our officers and directors lack professional or technical training credentials related to mineral exploration, mine development or mining.

  Significant Employees

  We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal
Proceedings

  During the past five years, none of our directors or officers have been:

    a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

    convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

    subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    found by a court of competent jurisdiction (in a civil action), the
 Securities and Exchange Commission or the Commodity Futures Trading Commission
 to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

  Not Applicable.

  Conflicts of Interest

  Mr. Schmitz will be subject to conflicts of interest. The conflicts arise from his relationships with other public and even private corporations. In the future, Mr. Schmitz expects to continue to be involved in the mining businesses for other entities and such involvement could create a conflict of interests.

  Other Companies Mr. Schmitz is involved with could be presented with mineral exploration and development opportunities Knightsbridge is involved with.
Knightsbridge may participate in the same properties with these companies. Joint ventures in acquiring, exploring and mining natural resources are frequent in the industry. Mr. Schmitz could also become aware of other mining or other exploration opportunities which Knightsbridge may find of interest. This would force Mr. Schmitz to determine which company to offer the project to and from where to seek the appropriate funding. As a result there may be situations which involve a conflict of interest. Mr. Schmitz has informed us he will attempt to avoid dealing with such other companies in such situations where conflicts might arise and will also disclose all such conflicts and will govern himself in respect thereof to the best of his abilities. In any event, Mr. Schmitz has agreed to notify Knightsbridge and the other member(s) of the boards of directors that may be involved, of the conflict of interest, and to abstain from voting on that subject matter.

  Audit Committee Financial Expert.

  Our Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee, namely Ron Schmitz.
Mr. Schmitz would not be considered independent, as that term is used in Item
7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

    An understanding of generally accepted accounting principles and financial statements;

    The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

    Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

    An understanding of internal controls and procedures for financial reporting; and

    An understanding of audit committee functions.

  Mr. Schmitz completed level 3 of the Certified General Accountant program of the
Certified General Accountants Association of Canada in June, 1987. He has
provided accounting services since that time to public and private companies.

  Item 10. Executive
Compensation.

Summary of Compensation of
Executive Officers

  The following table summarizes the compensation paid to our President and
Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 since our date of incorporation.

SUMMARY COMPENSATION TABLE

  Name and Principal
Position
Year
  Annual
Compensation
  Long
Term Compensation
  All Other
Compensation

Salary
Bonus
  Other Annual
Compensation
Awards
Payouts

  Securities Under
Options/ SARs Granted
  Restricted Shares
or Restricted Share Units
LTIP Payouts

  Ronald Schmitz(1)
President, CEO and Director
  2005 2004
2003
  Nil Nil
Nil
  Nil Nil
Nil
  Nil Nil
Nil
  Nil Nil
Nil
  Nil Nil
Nil
  Nil Nil
Nil
  Nil Nil
Nil

Notes:

(1)

  Mr. Schmitz became a director and
officer of Knightsbridge on the date we were incorporated, October 23, 2002.

  Stock Options/SAR Grants.

  Since incorporation on October 23, 2002, no grants of stock options or stock appreciation rights have been made to our named executive officers or any other parties

  Long-Term Incentive Plans.

  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

  Compensation of Directors.

  Since incorporation on October 23, 2002, no cash compensation has been paid to our directors for their services as directors. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Employment Contracts and Termination of Employment or Change
of Control.

  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

  Equity Compensation Plan.

  We do not have any securities authorized for issuance under any equity compensation plans.

  Item 11. Security
Ownership of Certain Beneficial Owners and Management.

  Security Ownership of Certain Beneficial Owners and
Management.

  The following table sets forth certain information as of March 23, 2006 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii)
by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the
persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership(1)

Percentage of Class(1)

Common Stock
  Ron Schmitz(3)
  Suite 810 - 609 Granville Street
  Vancouver, British Columbia
V7Y 1G5

   2,000,000
(Restricted securities as defined in the Securities Act of 1933)

18.18%

Common Stock
  Ernest Rogers(3)
  91 Commercial Road
  Poole, Dorset U.K.
BH14 0JD

   8,000,000
(Restricted securities as defined in the Securities Act of 1933)

   72.73%

Common Stock
  Yeun Mi Kim
  126 - 14 Subu-ri
  Kunwi-up, Kunwi-kun, Kyung-buk 716 800
South Korea

   1,000,000
(Restricted securities as defined in the Securities Act of 1933)

9.09%

Common Stock
  Total Held by Officers and
Directors as a Group

10,000,000

90.9%

Notes:

(1)
  Based on 11,000,000
  shares of common stock issued and outstanding as of March 31, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

  Changes in Control.

  There are no present arrangements or pledges of Knightsbridge's securities which may result in a change in control of Knightsbridge.

  Item 12. Certain Relationships and Related Transactions.

  On November 5, 2002, we issued a total of 2,000,000 shares of restricted common stock to Mr. Ronald Schmitz and on November 21, 2002, we issued a total of 8,000,000 shares of restricted common stock to Mr. Ernest Rogers, who are officers and directors of our company. The shares were acquired for a total cash consideration of $1,000 or $0.0001 per share.

  Since our inception, Mr. Schmitz, advanced loans to us in the total sum of
$45,256 as of December 31, 2005, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Schmitz will accept repayment from us when money is available. We plan to repay the loan from the proceeds of this offering provided that we raise the maximum amount.

  On November 15, 2002, we entered into a trust agreement with Ronald Schmitz,
President of Knightsbridge. Under the agreement Mr. Schmitz has agreed to act as
Trustee to hold the Santos mineral claim number 516334 on behalf of
Knightsbridge until January 1, 2008 or Knightsbridge decides to either terminate the agreement or transfer the interest in the Santos mineral claim to a Canadian subsidiary to be formed. The trust allows Knightsbridge to investigate the property without the expense of additional mining office fees and the need to establish a Canadian subsidiary at this early stage of our corporate development.

  Mr. Schmitz is involved with several other mining exploration companies. As a result a conflict of interest between Knightsbridge and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.

  PART IV

  Item 13. Exhibits,
Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits.

Exhibit Number

Exhibit Title

3.1

  Articles of Incorporation
  (incorporated by reference from our Form SB-1 Registration Statement, filed
October 28, 2005)

3.2

  Bylaws (incorporated by reference
from our Form SB-1 Registration Statement, filed October 28, 2005)

10.1

  Bill of Sale Absolute - Santos
  Mineral Claim (incorporated by reference from our Form
SB-1 Registration Statement, filed October 28, 2005)

10.2

  Purchase Agreement to Acquire
  Santos Mineral Claim (incorporated by reference from our
Form SB-1 Registration Statement, filed October 28, 2005)

10.3

  Trust Agreement (incorporated by reference from our Form SB-1 Registration
Statement, filed October 28, 2005)

10.4

Amending Trust Agreement

31.1

Section 906 Certificate of CEO

31.2

       Section 906 Certificate of CFO

32

Section 302 Certificate of CEO

  Reports of Form 8-K.

  None.

  Item 14. Principal Accountant Fees and Services.

  During the fiscal years ended December 31, 2005 and December 31, 2004,
Amisano Hanson provided various audit, audit related and non-audit services to us as follows:

   December 31,
2005

   December 31,
2004

Audit and audit related service fees

$ 11,119

$ 5,942

Non-audit service fees

$ 0.00

$ 0.00

$ 11,119

$ 5,942

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  KNIGHTSBRIDGE
RESOURCES, INC.

  KNIGHTSBRIDGE
RESOURCES, INC.

    /s/ Ron Schmitz

/s/ Ernest Rogers

  Ron Schmitz
  President, CFO, Acting Chief Executive Officer, Treasurer, Director and
Principal Accounting Officer

  Ernest Rogers
Director

    Date: March 31,
2006

    Date: March 31,
2006