Form 10QSB
period 2006-03-31
KNIGHTSBRIDGE RESOURCES INC
filed 2006-05-18
CIK 1221500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ______________

Commission file number: 333-108308

KNIGHTSBRIDGE RESOURCES INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	__________________ (I.R.S. Employer I.D. No.)
Paxhill, Parklane, Lindfield, West Sussex. U.K. RH16 2QS (Address of principal executive offices)
Telephone (011) 44 (0) 1444 487100 (Issuer's telephone number)
N/A (Former name, former address and former fiscal year, if changed since last report)

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

11,000,000 common shares issued and outstanding as of March 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Knightsbridge Resources Inc.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Knightsbridge Resources, Inc. ("Knightsbridge" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Knightsbridge's financial statements and the notes thereto contained in Knightsbridge's Audited Financial Statements for the year ended December 31, 2005, in the Form 10-KSB filed with the SEC on March 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2006 and December 31, 2005

(Stated in US Dollars)

(Unaudited)

		March 31,	December 31,
ASSETS		2006	2005

Current
Cash		$ 9,193	$ 4,003

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 8,550	$ 6,284
Advances from a director – Notes 4 and 5		63,756	45,256

		72,306	51,540

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.00001 par value
100,000,000	shares authorized
11,000,000	shares issued (December 31, 2005: 11,000,000)	110	110
Additional paid-in capital		8,896	7,677
Deficit accumulated during the pre-exploration stage		(72,119)	(55,324)

		(63,113)	(47,537)

		$ 9,193	$ 4,003

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three month periods ended March 31, 2006 and 2005

and for the period October 23, 2002 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 23,
			2002 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006		2006

Expenses
Audit and accounting fees	$ 4,000	$ 1,000	$ 26,257
Bank charges	82	38	559
Foreign exchange loss	294	-	44
Interest on advances from a director
- Note 4	1,219	-	7,519
Legal fees	11,200	-	30,600
Mineral claim and pre-exploration costs	-	-	2,426
Office	-	77	123
Registration and filing fees	-	763	4,591

Net loss for the period	$ (16,795)	$ (1,878)	$ (72,119)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three month periods ended March 31, 2006 and 2005

and for the period October 23, 2002 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 23, 2002
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$ (16,795)	$ (1,878)	$ (72,119)
Contribution of capital by shareholder for mineral claim cost	-	-	387
Interest on advances from a director	1,219	-	7,519
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	2,266	1,000	8,550

	(13,310)	(878)	(55,663)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances from a director	18,500	7,650	63,756

	18,500	7,650	64,856

Increase in cash during the period	5,190	6,772	9,193

Cash, beginning of the period	4,003	1,372	-

Cash, end of the period	$ 9,193	$ 8,144	$ 9,193

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period October 23, 2002 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash – at $0.0001	10,000,000	$ 100	$ 900	$ -	$ 1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash – at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)

Imputed interest	-	-	6,300	-	6,300

Net loss for the year	-	-	-	(29,473)	(29,473)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)

Imputed interest – Note 4	-	-	1,219	-	1,219

Net loss for the period	-	-	-	(16,795)	(16,795)

Balance, March 31, 2006	11,000,000	$ 110	$ 8,896	$ (72,119)	$ (63,113)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompany interim three month financial statement is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2005 audited financial statements.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $72,119 since its inception, has a working capital deficiency of $63,113 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company has obtained approval from the Securities and Exchange Commission for the sale to the general public of up to 2,000,000 of the Company’s common shares at $0.10 per share.  Management considers that the Company will also be able to obtain additional funds through related party advances, however, there is no assurance that these sources will be available.

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

Note 4

Advances from a Director – Note 5

The advances from a director are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2005, imputed interest of $1,219 (December 31, 2005: $6,300) was expensed and credited to additional paid-in capital.

Note 5

Subsequent Event

Subsequent to March 31, 2006, a director of the Company advanced $5,000 to the Company.  The advance is unsecured, non-interest bearing and due on demand.

.

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

The SEC has notified us it had no further comments on a prospectus we filed October 28, 2005. Under the prospectus we intend to sell up to 2,000,000 shares of our common stock (the "Shares") at $0.10 per share to raise up to $200,000. We have not retained an underwriter to sell these Shares. We will conduct the offering as a direct public offering, meaning there is no guarantee as to how much money, if any, we will be able to raise through the sale of our stock. Our directors, Messrs. Fellows and Schmitz, will be personally selling shares and each have limited prior experience in selling securities. We need to raise $ 35,000 in this offering in order to meet our initial offering and Phase I exploration expenses. If we fail to sell at least $ 35,000 of the stock we intend to sell, we may never be able to commence operations or generate revenue. Therefore, investors may lose all or substantially all of their investment.

If we raise the maximum amount of the offering by mid-June 2006 we will begin Phase 1 and complete Phase 1 at the end of July. Phase 1 would take approximately 1 and 1/2 months and we intend to allocate US $10,000 to its completion. We would then start Phase 2 at the beginning of August 2006 and complete Phase 2 October 2006. Phase 2 would take approximately 3 months and we intend to allocate US $35,000 for its completion. We would start Phase 3 October 2006 and complete Phase 3 in late 2007. Phase 3 would take approximately 6 months and we intend to allocate US $60,000 to this phase. We cannot work from December to May because of bad weather conditions. If we raise the maximum amount of funds under the offering, we will not need any more funding for Phases 1, 2 and 3. If we do not raise the maximum amount of funds under the offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from the offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, Knightsbridge will have to raise additional funds within the next 12 months or go out of business. Knightsbridge will need a minimum of US$ 6,000 in order to meet its expenses associate with meeting the periodic reporting requirements of a public company.

As of March 31, 2006, our cash balance was $ 9,193. Without additional financing, we would not be able to continue beyond three to six months. Mr. Schmitz, an officer and director of Knightsbridge, has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, Knightsbridge would cease to exist within six months or less.

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

When the research is completed, our initial work will be augmented with geologic mapping which includes taking measurement of regular spacing from a reference location for sample sites, preliminary examination and description of rock and mineral types for use in preparation of maps which show location and features of each rock or mineral occurrence, if present. The geologic mapping on the property will be done by taking rock and soil samples throughout the property which have been measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non metallic elements in each sample. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping.

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

Phase II. Subject to the results of the report provided by the results obtained in Phase I, we will continue to Phase II. Phase II will consist of a detailed description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present. Phase II will consist of a collection of rock and soil samples at additional sites, which may be measured from a reference location, for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences might be part of the program. Trenches or pits could be one to two meters deep and could be from several meters to a hundred or more meters in length. We anticipate that we will rely primarily on more extensive trenching during Phase II to identify the extent of mineralization. We estimate that Phase II will take about three months to complete and cost up to $35,000.

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

Need for Additional Capital.

If we are successful in selling the 2,000,000 shares of common stock offered under the prospectus, management believes we will have sufficient capital to complete all three exploration phases proposed for the Santos mineral claim. We will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program. Similarly, we will assess whether to proceed with Phase III of the exploration program upon completion of Phase II and an evaluation of the results of the Phase II program.

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

Off-balance sheet arrangements.

As of March 31, 2006, Knightsbridge has had no off-balance sheet arrangements.

Loss per Period/General and Administrative Expenses.

Knightsbridge's net loss for the three months ended March 31, 2006 was $(16,795), compared to $(1,878) for the three-month period ending March 31, 2005.

Liquidity and Capital Resources Liquidity. As of March 31, 2006, Knightsbridge total cash on hand was $9,193. Knightsbridge had $72,306 in liabilities, of which $63,756 is owed to related parties and $8,550 is owed for accounts payable and accrued liabilities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Knightsbridge's knowledge, no lawsuits were commenced against Knightsbridge during the three months ended March 31, 2006, nor did Knightsbridge commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Changes in Management.

Due to obligations arising in different time zones abroad, requiring long absences from, and difficult communications with, the company, Mr. Rogers resigned his directorship with Knightsbridge. Geologist Mr. Mark Fellows, BSc (Hons). MIMMM, was appointed a Director.

Mark Fellows, c/o Paxhill, Parklane, Lindfield, West Sussex. U.K. RH16 2QS

Mark Fellows BSc (Hons), MIMMM, became a Director of the Company in May 2006. Mr. Fellows graduated from the University of Liverpool, with a BSc Honours Geology, in 1987. From 1992 to Present, he has been employed by  Brook Hunt & Associates Limited, UK, as a Director 1999-2005, Mining Analyst 1992-1999, and now Associate Consultant.

From 1990 to 1991, he was employed by  SAMAX Limited, Tanzania, as a  Project Geologist. From 1989 to 1990, he was employed by  Placer Analysis Limited, Guinea, as a Project Geologist. From 1987 to 1989, he was employed by Anglo-American Corporation, South Africa, as an Exploration Geologist. Mr. Fellows expects to devote approximately 10% of his time to the business of the Company.

Changes in Control

Mr. Rogers transferred a control position of 7,900,000 shares to Mr. Clive de Larrabeiti.  Mr. de Larrabeiti has served as an officer and director of several public companies.  Presently, as the principal founding member, he is CEO and a Director of Mayfair Mining & Minerals, Inc., a publicly listed mining company, traded on the OTC Bulletin Board under the symbol “MFMM”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1 32.2

Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knightsbridge Resources Inc.
/s/ Ron Schmitz ______________________________________________
Ron Schmitz President, Acting Chief Executive Officer, Treasurer, Secretary, Director, CFO and Principal Accounting Officer
Date: May 12, 2006

EXHIBIT 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ron Schmitz ,  certify  that:

1.   I have  reviewed  this  Quarterly  Report  on  Form 10-QSB of KNIGHTSBRIDGE RESOURCES INC.;

     2.   Based  on  my  knowledge,  this  report  does  not  contain any untrue statement  of  a  material  fact  or  omit  to  state  a material fact necessary  to  make the statements made, in light of the circumstances under  which such statements were made, not misleading with respect to the  period  covered  by  this  report;

     3.   Based  on  my knowledge, the financial statements, and other financial information  included  in  this report, fairly present in all material respects the financial condition, results of operations and cash flows of  the small business issuer as of, and for, the periods presented in this  report;

     4.   As the  small  business  issuer's  sole  certifying  officer, I am responsible  for  establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))

          for  the  small  business  issuer  and  have:

          a)   Designed  such disclosure controls and procedures, or caused such disclosure  controls  and  procedures  to  be  designed under my supervision,  to ensure that material information relating to the small  business  issuer, including its consolidated subsidiaries,

               is made known to me by others within those entities, particularly during  the  period  in  which  this  report  is  being prepared;

          b)   Paragraph  omitted in accordance with SEC transition instructions contained  in  SEC  Release  No. 33-8238, and an extension of the compliance  date  in  accordance  with  SEC  Release No. 33-8545;

          c)   Evaluated  the  effectiveness  of  the  small  business  issuer's disclosure  controls  and procedures and presented in this report my  conclusions  about  the  effectiveness  of  the  disclosure controls  and  procedures, as of the end of the period covered by this  report  based  on  such  evaluation;  and

          d)   Disclosed  in  this  report  any  change  in  the  small business issuer's  internal control over financial reporting that occurred during  the  small  business  issuer's most recent fiscal quarter that  has  materially  affected,  or  is  reasonably  likely  to materially  affect,  the small business issuer's internal control over  financial  reporting;  and

     5.   As the  small  business  issuer's  sole  certifying  officer, I have disclosed,  based  on  our  most recent evaluation of internal control over  financial reporting, to the small business issuer's auditors and the  audit committee of the small business issuer's board of directors

          (or  persons  performing  the  equivalent  functions):

          a)   All  significant  deficiencies  and  material  weaknesses  in the design  or operation of internal control over financial reporting which  are  reasonably  likely  to  adversely  affect  the  small business  issuer's  ability  to  record,  process,  summarize and report  financial  information;  and

          b)   Any  fraud,  whether or not material, that involves management or other employees who have a significant role in the small business issuer's  internal  control  over  financial  reporting.

Date:  May 12, 2006

                                             By:  /s/ Ron Schmitz

                                                --------------------------

                                             Ron Schmitz

                                             Chief Executive Officer

EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ron Schmitz, certify that:

 1.  I have reviewed this Quarterly Report on Form 10-QSB of KNIGHTSBRIDGE RESOURCES INC.;

     2.   Based on my knowledge, this report does not contain any untrue statement  of  a  material  fact  or  omit  to  state  a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4.   As the small business issuer’s sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))

          for the small business issuer and have:

          a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries,

               is made known to me by others within those entities, particularly during the period in which this report is being prepared;

          b)   Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238, and an extension of the compliance date in accordance with SEC Release No. 33-8545;

          c)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure

               controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d)   Disclosed in this report any change in the small business

               issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to

               materially affect, the small business issuer's internal control over financial reporting; and

     5.   As the small business issuer’s sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors

          (or persons performing the equivalent functions):

          a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which  are  reasonably  likely  to  adversely  affect  the  small business issuer’s ability to record, process, summarize and report financial information; and

          b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 12, 2006

                         By:  /s/ Ron Schmitz

                         ----------------------

                         Ron Schmitz

                         Chief Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ron Schmitz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  KNIGHTSBRIDGE RESOURCES INC. on Form  10-QSB for the quarterly  period ended March 31, 2006, fully complies with the requirements of  Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of KNIGHTSBRIDGE RESOURCES INC.

Date:  May 12, 2006

                                             By:/s/  Ron Schmitz

                                                ---------------------

                                             Ron Schmitz

                                             Chief  Executive  Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ron Schmitz ,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  KNIGHTSBRIDGE RESOURCES INC. on Form  10-QSB for the quarterly  period ended March 31, 2006, fully complies with the requirements of Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of KNIGHTSBRIDGE RESOURCES INC.

Date:  May 12, 2006

                                             By:/s/  Ron Schmitz

                                                ------------------

                                             Ron Schmitz

                                             Chief  Financial  Officer