Form 10QSB
period 2006-06-30
KNIGHTSBRIDGE RESOURCES INC
filed 2007-08-20
CIK 1221500

======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-108308

KNIGHTSBRIDGE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	0394483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

South Lodge, Paxhill Park, Lindfield
West Sussex, United Kingdom RH16 2QY
(Address of principal executive offices, including zip code.)

(011) (44) (1444) 220 210
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]    No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]    No [X]

As of June 30, 2006, the Company had 11,000,000 shares of common stock outstanding.

========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005

Current
Cash	$4,786	$4,003

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,500	$6,284
Advances from a director – Note 4	68,756	45,256

	71,256	51,540

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.00001 par value
100,000,000 shares authorized
11,000,000 shares issued (December 31, 2005: 11,000,000)	$110	$110
Additional paid-in capital	11,710	7,677
Deficit accumulated during the pre-exploration stage	(78,290)	(55,324)

	(66,470)	(47,537)

	$4,786	$4,003

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six month periods ended June 30, 2006 and 2005 and for the period October 23, 2002 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

					October 23,
					2002 (Date of
					Inception)
	Three months ended		Six months ended		to
	June 30, 2006		June 30, 2006		June 30,
	2006	2005	2006	2005	2006

Expenses
Audit and accounting fees	$2,152	$1,000	$6,152	$2,000	$28,409
Bank charges	44	33	126	71	603
Foreign exchange (gain) loss	(39)	-	255	-	5
Interest on advances from a director
– Note 4	2,814	-	4,033	-	10,333
Legal fees	1,000	-	12,200	-	31,600
Mineral claim and pre-exploration	-	-	-	-	2,426
costs
Office	-	-	-	77	123
Registration and filing fees	200	-	200	763	4,791

Net loss for the period	$(6,171)	$(1,033)	$(22,966)	$(2,911)	$(78,290)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	11,000,000	11,000,000	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six month periods ended June 30, 2006 and 2005
and for the period October 23, 2002 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

			October 23,
			2002 (Date of
			Inception)
	Six months ended		To
	June 30,		June 30,
	2006	2005	2006
Cash Flows used in Operating Activities
Net loss for the period	$(22,966)	$(2,911)	$(78,290)
Contribution of capital by shareholder
for mineral claim cost	-	-	387
Interest on advances from a director	4,033	-	10,333
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	(3,784)	(4,192)	2,500

	(22,717)	(7,103)	(65,070)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances from a director	23,500	7,650	68,756

	23,500	7,650	69,856

Increase in cash during the period	783	547	4,786

Cash, beginning of the period	4,003	1,372	-

Cash, end of the period	$4,786	$1,919	$4,786

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period October 23, 2002 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash
– at $0.0001	10,000,000	$100	$900	$-	$1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash
– at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)

Imputed interest	-	-	6,300	-	6,300

Net loss for the year	-	-	-	(29,473)	(29,473)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)

Imputed interest	-	-	4,033	-	4,033

Net loss for the period	-	-	-	(22,966)	(22,966)

Balance, June 30, 2006	11,000,000	$110	$11,710	$(78,290)	$(66,470)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim six month financial statement is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2005 audited financial statements.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $78,290 since its inception, has a working capital deficiency of $66,470 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company has filed its Form SB-1 registration statement for the sale of up to 2,000,000 of the Company’s common shares at $0.10 per share.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2

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

Note 4 Advances from a Director

The advances from a director are unsecured, non-interest bearing and due on demand. During the six month period ended June 30, 2006, imputed interest of $4,033 (June 30, 2005: $Nil) was expensed and credited to additional paid-in capital.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended June 30, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

Our Exploration Program

     We will be conducting research in the form of exploration of the property. Our exploration program is as follows and subject to raising additional capital:

     We have obtained the rights to one mineral claim consisting of 18 cells. These rights entitle us to the minerals located on the property subject to the mineral claim. We obtained the rights to this mineral claim by way of a trust agreement between ourselves and Ron Schmitz, our President. The recorded title to the mineral claim is in Ron Schmitz's name who holds the property (the "Santos 516334 mineral claim") pursuant to a trust agreement for our benefit. We do not own title to this property.

     Exploration will be required before a final evaluation regarding the economic and legal feasibility of this property can be made. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We can't predict what that will be until we find mineralized material.

     The Santos 516334 mineral claim is without known mineralization and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for silver, zinc and lead on the Santos 516334 mineral claim.

     If we raise $200,000, we will begin Phase I and complete Phase I approximately sixty days after we begin. Phase I would take approximately one and one-half months and we believe it will cost approximately $10,000 to complete Phase I. We would then start Phase II approximately sixty days after completing Phase I, weather permitting. Phase II will take approximately 3 months and cost approximately $35,000 for its completion. We will start Phase III approximately sixty days after completing Phase II and expect complete Phase III in approximately six months. The cost of Phase III will be approximately $60,000. We cannot work from December to May because of bad weather conditions. If we raise $200,000, we will not need any more funding for Phases I, II, and III. If we raise less than $200,000, then we will have to raise more money through private placements, public offerings or by bringing in other partners.

     As of June 30, 2006, our cash balance was $4,786. Mr. Schmitz, one of our officers and directors has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, we will cease to exist.

     If the results of Phase I or II are not successful and we choose not to continue Phase II or III, we will seek to acquire other claims for exploration as we are an exploration company. We will not acquire claims from related parties.

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

     We intend to target zinc, lead and silver reserves, as these elements have been historically found in this region. In particular there have been a number of lead, silver and zinc producing mines in the Slocan Mining District where this claim is situated although there has been no such exploration on the Santos 516334 mineral claim. Subject to raising additional capital, we intend to proceed in the following three phases all of which will be supervised by Mr. Ron Schmitz, our President and by an independent geologist and other contractors hired by him on our behalf. We will assess the success of Phase I and Phase II of our exploration program, based on the written report and recommendations of a qualified, independent geologist, before proceeding any further. Should we not achieve a successful result based on these assessments, we will abandon this claim and look for other mining properties.

     We will not hire anyone to start exploration until we receive funds from this offering to start exploring for minerals on the Santos 516334 mineral claim.

Phase I. Phase I will begin with research of the available geologic literature, personal interviews with geologists, and others familiar with the prospect area where the Santos 516334 mineral claim is located.

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

     We will also conduct geochemical testing during Phase I. Rock and soil samples will be taken from the property and taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of mineral composition (lead, silver or zinc) will be made. We will then compare the relative concentrations of mineral samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance and determine whether or not the Santos 516334 mineral claim has current economic potential and whether further exploration is warranted. We estimate that Phase I will take about one and one-half months to complete and cost up to $10,000.

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

Phase III. Phase III is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. Phase III will take about 6 months and cost up to $60,000. We do not anticipate commencing Phase III until late 2008.

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

     The property is undeveloped raw land. Exploration has not been initiated and will not be initiated until we raise money . That is because we do not have money to start exploration.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

Liquidity and Capital Resources

     To meet our need for cash we intend to conduct a public offering of our common stock. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     As of June 30, 2006, our total assets were $4,786 comprised of cash and our total liabilities were $71,256.

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

     In 2004, FASB issued a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This revised pronouncement is effective for years beginning on or after December 15, 2005 and requires that all stock options and warrants be accounted for using the fair value method. This pronouncement presently has no impact on the Company's financial statements as the Company has not issued any stock option.

ITEM 3.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 14, 2005, the Securities and Exchange Commission declared our Form SB-1 registration statement effective (SEC file no. 333-108308) which allowed us to sell up to 2,000,000 shares of common stock at an offering price of $0.10 per share. There were no underwriters involved in the public offering. We offered the common stock for one year, but were unable to sell any shares.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of August, 2007.

KNIGHTSBRIDGE RESOURCES INC.

BY:   RON SCHMITZ
         Ron Schmitz, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer and Secretary