Form 10QSB
period 2006-09-30
KNIGHTSBRIDGE RESOURCES INC
filed 2007-08-20
CIK 1221500

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The Company is a Shell company: Yes [ X ] No [     ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [     ] No [ X ]

As of September 30, 2006, the Company had 11,000,000 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2006	2005

Current
Cash	$ 3,229	$ 4,003

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 5,000	$ 6,284
Advances from a director - Note 4	68,756	45,256

	73,756	51,540

STOCKHOLDERS' DEFICIENCY

Common stock, $0.00001 par value
100,000,000 shares authorized
11,000,000 shares issued (December 31, 2005: 11,000,000)	$ 110	$ 110
Additional paid-in capital	12,315	7,677
Deficit accumulated during the pre-exploration stage	(82,952)	(55,324)

	(70,527)	(47,537)

	$ 3,229	$ 4,003

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine month periods ended September 30, 2006 and 2005 and for the period October 23, 2002 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

					October 23,
					2002 (Date of
					Inception)
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Expenses
Audit and accounting fees	$ 1,500	$ 4,819	$ 7,652	$ 6,819	$ 29,909
Bank charges	41	36	167	107	644
Foreign exchange (gain) loss	21	(121)	276	(121)	26
Interest on advances from a director
- Note 4	605	-	4,638	-	10,938
Legal fees	1,000	5,000	13,200	5,000	32,600
Mineral claim and pre-exploration costs	1,495	288	1,495	288	3,921
Office	-	-	-	77	123
Registration and filing fees	-	1,108	200	1,871	4,791

Net loss for the period	$ (4,662)	$ (11,130)	$ (27,628)	$ (14,041)	$ (82,952)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	11,000,000	11,000,000	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine month periods ended September 30, 2006 and 2005 and for the period October 23, 2002 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

			October 23,
			2002 (Date of
			Inception)
	Nine months ended		to
	September 30,		September 30,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$ (27,628)	$ (14,041)	$ (82,952)
Items not affecting cash:
Contribution of capital by shareholder for mineral claim cost	-	-	387
Interest on advances from a director	4,638	-	10,938
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(1,284)	5,627	5,000

	(24,274)	(8,414)	(66,627)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances from a director	23,500	12,211	68,756

	23,500	12,211	69,856

Increase (decrease) in cash during the period	(774)	3,797	3,229

Cash, beginning of the period	4,003	1,372	-

Cash, end of the period	$ 3,229	$ 5,169	$ 3,229

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period October 23, 2002 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash
- at $0.0001	10,000,000	$100	$900	$-	$1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash
- at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)

Imputed interest	-	-	6,300	-	6,300

Net loss for the year	-	-	-	(29,473)	(29,473)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)

Imputed interest	-	-	4,638	-	4,638

Net loss for the period	-	-	-	(27,628)	(27,628)

Balance, September 30, 2006	11,000,000	$110	$12,315	$(82,952)	$(70,527)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim nine month financial statement is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 audited financial statements.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $82,952 since its inception, has a working capital deficiency of $70,527 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and or/related party advances, however there is no assurance of additional funding being available.

During the year ended December 31, 2005, the Company obtained approval from the Securities and Exchange Commission for the sale to the general public of up to 2,000,000 of the Company's common shares at $0.10 per share. On November 14, 2006, the offering period expired. The Company terminated the offering and withdrew the registration statement. All securities were unsold. The Company intends to file a new Form SB-1 with the Securities and Exchange Commission for the sale of up to 2,000,000 of the Company's common shares at $0.10 per share.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Mineral Claims

On November 15, 2002, the Company acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada for $387 (CDN$600), contributed by a shareholder of the Company. This claim was acquired on behalf of the Company by a director of the Company pursuant to a trust agreement. The claim has not proven to have commercially recoverable reserves and therefore the acquisition costs have been expensed. During the nine month period ended September 30, 2006, the Company renewed its mineral claim such that the claim has an expiration date of August 19, 2007. The Company intends to renew its mineral claim prior to expiry.

Note 4 Advances from a Director

The advances from a director are unsecured, non-interest bearing and due on demand. During the nine month period ended September 30, 2006, imputed interest of $4,638 (September 30, 2005: $Nil) was expensed and credited to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Form 10-QSB for the period ended September 30, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

If we raise $200,000, we will begin Phase I and complete Phase I approximately sixty days after we begin. Phase I would take approximately 1 and 1/2 months and we believe it will cost approximately $10,000 to complete Phase I. We would then start Phase II approximately sixty days after completing Phase I, weather permitting. Phase II will take approximately 3 months and cost approximately $35,000 for its completion. We will start Phase III approximately sixty days after completing Phase II and expect complete Phase III in approximately six months. The cost of Phase III will be approximately $60,000. We cannot work from December to May because of bad weather conditions. If we raise $200,000, we will not need any more funding for Phases I, II, and III. If we raise less than $200,000, then we will have to raise more money through private placements, public offerings or by bringing in other partners.

As of September 30, 2006, our cash balance was $3,229. Mr. Schmitz, one of our officers and directors has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, we will cease to exist.

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

We will also conduct geochemical testing during Phase I. Rock and soil samples will be taken from the property and taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of mineral composition (lead, silver or zinc) will be made. We will then compare the relative concentrations of mineral samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance and determine whether or not the Santos 516334 mineral claim has current economic potential and whether further exploration is warranted. We estimate that Phase I will take about one and one-half months to complete and cost up to$10,000.

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

If we are unable to complete any phase of exploration because we don' t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Liquidity and Capital Resources

To meet our need for cash we intend to conduct a public offering of our common stock. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

As of September 30, 2006, our total assets were $3,229 comprised of cash and our total liabilities were $73,756.

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