Form 10KSB
period 2006-12-31
KNIGHTSBRIDGE RESOURCES INC
filed 2007-08-20
CIK 1221500

=======================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-136688

KNIGHTSBRIDGE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

South Lodge, Paxhill Park, Lindfield
West Sussex, United Kingdom RH16 2QY
(Address of principal executive offices, including zip code.)

(011) (44) (1444) 220 210
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]   No [  ]

Securities registered pursuant to Section 15(d) of the Securities Exchange Act of 1934: Common Stock Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ]    NO [X]

=========================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year December 31, 2006: $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2006: $ 0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006: 11,000,000 shares.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

TABLE OF CONTENTS

Page

FORWARD LOOKING STATEMENT	2

PART I
Item 1. Business	4
Item 2. Properties	12
Item 3. Legal Proceeding	18
Item 4. Submission of Matters to a Vote of Security Holders	18

PART II
Item 5. Market For Registrant Common Equity and Related Stockholder Matter	18
Item 6. Management Discussion and Analysis of Financial Condition and Results of
Operation	19

PART III
Item 7. Financial Statements and Supplementary Data	23
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure	34
Item 8A. Controls and Procedures	34
Item 9. Directors, Executive Officers, Promoters and Control Persons	34
Item 10. Executive Compensation	37
Item 11. Security Ownership of Certain Beneficial Owners and Management	40
Item 12. Interest of Management and Others in Certain Transactions	41

PART IV
Item 13. Exhibits	42
Item 14. Principal Accountant Fees and Services	43

PART I

ITEM 1.     BUSINESS

Business Development.

     We were incorporated on October 23, 2002 in the State of Nevada.

     We have not had any bankruptcy, receivership or similar proceeding since incorporation.

     There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We have no property other than by a recorded Bill of Sale Absolute in the name of Mr. Ron Schmitz who holds the property pursuant to a trust agreement for our benefit to one mineral claim located in British Columbia, Canada (the “Santos #516334 mineral claim”).

Our Business.

     We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations. An “exploration stage company”, as defined by Guide 7(a)(4)(i) to the Securities Act of 1933, is an issuer engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We have not commenced active business operations and we do not own any properties, therefore, we have no operations and are a pre-exploration company. We have no revenues and we have achieved losses since inception. We have been issued a going concern opinion and rely upon the sale of our securities and loans from officers and directors and others to fund our operations.

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

     On November 15, 2002, we entered into a trust agreement with Mr. Ronald Schmitz, our President. Pursuant to that agreement we acquired 100% beneficial interest to the Santos #516334 mineral claim. Mr. Schmitz initially purchased the property on October 14, 2002, pursuant to a purchase agreement between himself and Mr. Locke B. Goldsmith, in which Mr. Schmitz purchased the Santos #516334 Mineral Claim for our ultimate benefit which was not yet formed at the time; in order, that we would avoid having to pay additional mining title fees and to avoid having to establish a subsidiary at this early stage of our corporate development. Mr. Schmitz purchased the Santos #516334 Mineral Claim from Mr. Locke B. Goldsmith for a fee of CDN $600 (US $570). Mr. Goldsmith is not related to us or any of our directors or officers or stockholders. The price negotiated for the Santos #516334 mineral claim was as a result of arms-length negotiations between the parties. Mr. Schmitz has not made any profit from this transaction with the Company. The trust agreement terminates on January 1, 2008, or at our option or on the date we transfer the claim to a Canadian subsidiary corporation we incorporate in the future. Title to the mining claim we intend to explore is not held in our name. Title to this mining claim is recorded in the name of Mr. Schmitz. If Mr. Schmitz transfers this mining claim to a third person, the third person will obtain good title and we will have nothing. If that happens, we will be harmed in that we will not own the rights to any mining claim, we would have limited legal recourse and we will have to cease operations. If that event occurs, however, Mr. Schmitz will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

     If at any time the results of Phase I, Phase II or Phase III are unsuccessful, we will terminate the trust agreement and have no further obligations towards the Santos #516334 mineral claim.

     The Santos #516334 mineral claim is located an hour and a half by road north of the City of Nelson in the Province of British Columbia. The Santos mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province. Cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British Columbia average 16 hectares. The size of our eighteen cells is approximately 373.694 hectares. Title to our mineral claim is held by a recorded Bill of Sale Absolute in the name of Mr. Ron Schmitz who holds the property pursuant to a trust agreement for our benefit. Our annual fee per unit for the Santos # 516334 Mineral Claim is CDN $4.00 per hectare for an aggregate total of CDN $1,495 payable to the Ministry of Energy and Mines. This payment is in lieu of completing the required work on the property.

     To date we have not performed any work on the Santos #516334 mineral claim. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the Santos #516334 mineral claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find on the Santos #516334 mineral claim, if any, ourselves or enter into a joint venture with another mining company with more experience at that stage of operation.

     Since no exploration work has been done on the Santos #516334 mineral claim in the past by us or any other parties, there are currently no geological, governmental or other reports prepared regarding the claim.

     Mining exploration is conducted in phases. In the first phase of the exploration process a company investigates the area to find out if it could potentially contain the minerals sought. During this stage the company or its geologist reviews the available information on the area, such as previous mining history, historical geological reports, government geological maps, satellite images and often the inspection of rocks in easily accessible areas such as road cuts and quarries. Assuming a favorable report in the first stage, the company commences the process of target identification in the second phase. The second phase may involve geological mapping to identify rocks which look like those that are associated with, or contain mineral deposits. It may also include airborne geophysical surveys looking for anomalies associated with the minerals sought. This phase may also involve sampling rocks, soil or stream sediments to identify areas with anomalously high metal content. If this second phase is favorable the exploration will more to a third phase. This third phase concentrates around drill testing, trenching and excavation using machinery. The purpose of this phase is to obtain core or chips of the material below the earth’s surface which can be examined and analyzed to determine what if any subsurface minerals exist and how they relate to those materials found on the surface. If the results of the third phase indicate there may be enough of the minerals sought present in the area such that they may likely be worth mining, a fourth phase, called the evaluation phase, is undertaken. This involves detailed drilling to confirm the tonnage, grade, geometry and character of deposits. It usually involves obtaining material for processing and marketing trials. The fifth phase is mine development. This phase will only be undertaken if the fourth phase establishes mineral reserves of commercial quantities. This is a very rare occurrence. Our board of directors will rely on the independent geologist’s written report and recommendations submitted to the Board of Directors after completion of each stage of exploration to determine whether or not to undertake phases two and three. Geologists traditionally make independent recommendation in their written reports based on the laboratory analysis obtained from samples collected on a site. The Board of Directors will review these results and rely on the recommendations of the geologist to determine whether or not we should proceed to the next phase of exploration on a particular property.

      A more detailed outline of our proposed exploration program is set out under the heading “Plan of Operation” in this Prospectus. We will not move on to a subsequent phase of the exploration program until the phase we are working on is completed and the evaluation has been rendered. We will base our decision to move to the next phase on analysis of the positive or negative results of each phase, the recommendation of the geologist(s) we engage, and our cash reserves at the time of assessment to move on to the next phase or raise the necessary monies need to complete the next phase.

     We do not have any plans to go from exploration to revenue generation. We are an exploration company. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will need to incur substantial expenses to conduct further drilling and engineering studies before we will be able to establish reserves of commercial quantities. At this time, we cannot assure you that we will be able to find such a mineral deposit or obtain the necessary funds to establish its commercial feasibility.

Competitive Factors

     The mining industry, in general, is intensively competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Regulations

     Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations. This act sets forth rules for:

*	locating claims,

*	posting claims,

*	working claims, and

*	reporting work performed.

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

     We are also subject to the British Columbia Mineral Exploration Code (the “Code”) that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes Province-wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

*	Prospecting using hand-held tools,

*	Geological and geochemical surveying,

*	Airborne geophysical surveying,

*	Hand-trenching without the use of explosives, and

*	The establishment of gridlines that do not require the felling of trees.

     Subject to the results of Phase I, the exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:

*	Drilling, trenching and excavating using machinery, and

*	Disturbance of the ground by mechanical means (blasting).

     Prior to proceeding with any exploration work subject to the Code we must apply to the Ministry of Energy and Mines, Energy and Minerals Division, for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The time line for obtaining this work permit is two weeks. There is no cost associated with obtaining this permit.

     The exploration permit that may be required for activities in phases subsequent to Phase I is the only permit or license we will need to explore for minerals on the Santos #516334 mineral claim and it will be granted as a matter of right.

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

Employees and Employment Agreements

     At present, we have no employees, other than Messrs. Schmitz, Goreeba, and de Larrabeiti, our officers and directors, who are not compensated for their services. Messrs. Schmitz, Goreeba, and de Larrabeiti do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Risks Related to Our Business

1. We have no known ore reserves and we cannot guarantee we will find any mineral reserves or if we find minerals, that production will be profitable.

     We have no known ore reserves. We have not identified any lead, silver, zinc, or other metal or mineral on the property and we cannot guaranty that we will ever find any such minerals. Even if we find that there are mineral reserves on the Santos #516334 mineral claim, we cannot guaranty that we will be able to recover these minerals. Even if we recover mineral reserves, we cannot guaranty that we will make a profit. If we cannot find mineral reserves or it is not economical to recover these mineral reserves, we will have to cease operations.

2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability that our prospect will ever have mineral reserves is extremely low. Therefore, in all probability, the Santos #516334 mineral claim does not contain any reserves. Therefore, any funds spent on exploration will probably be lost which will result in a loss of your entire investment.

3. Our management lacks the technical training and/or experience in metal exploration or mining required for starting and operating a mine.

     Our management lacks the technical training and/or experience in metal exploration or mining required for starting and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our management’s decisions and choices may not take into account standard engineering or managerial approaches commonly used by mineral exploration companies. Therefore, our operations, earnings and ultimate financial success could suffer irreparable harm.

4. If we do not raise enough money for exploration we will have to delay exploration until we are able to raise enough money through other means or go out of business.

     We are in the very early exploration stage and need to raise $ 35,000 for Phase I exploration expenses. If we fail to raise $35,000, we may never be able to commence operations or generate revenue. Therefore, you may lose all or substantially all of your investment.

5. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to the Santos #516334 mineral claim to be impassable during six to seven months of the year. When roads are impassable, we are unable to conduct exploration operations on the Santos #516334 mineral claim.

6. Our exploration efforts and limited capital may limit our ability to find mineralized material. If we do not find mineralized material, we will cease operations.

     Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although the Santos #516334 mineral claim may contain mineralized material. If we do not find mineralized material, we will cease operations.

7. We may not have enough money to complete our exploration and consequently may have to cease or suspend our operations.

     We may not have enough money to complete the exploration of the Santos #516334 mineral claim. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on the Santos #516334 mineral claim. It could cost as little as $10,000 and as much as $105,000 to find out. What we do know is that the first $23,800 we raise will be used to cover the cost of raising capital which means we need to raise at least $35,000 before we can even begin Phase I of our exploration program. We do not know how much money we will raise. If it turns out that we have not raised enough money to start or complete all three phases of our exploration program, we will have to either raise further capital through another offering or suspend or cease operations altogether.

8. Because title to Santos #516334 mineral claim, the mining claim we intend to explore, is held in the name of another person, if he transfers this mining claim to someone other than us, we will cease operations.

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

9. Because title to the Santos #516334 mineral claim is in the name of Mr. Schmitz, a creditor of Mr. Schmitz could attach a lien on this property and have the property sold. If this happens, the creditor or a third party could take title to the Santos #516334 mineral claim and we will cease operations.

     Because title to the property we intend to explore is in the name of Mr. Schmitz, a creditor of Mr. Schmitz could attach a lien on this mineral claim and have it sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to this mineral claim. If that happens, we will cease to hold any rights to any mineral claims and will cease operations.

10. We do not have a documented geologic field examination by a professional geologist or mining engineer of the Santos #516334 mineral claim which is documented by a geologic report. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no commercially exploitable mineral will be found and our business will fail.

     We do not have a documented geologic field examination by a professional geologist or mining engineer of the Santos #516334 mineral claim which is documented by a geologic report. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the Santos #516334 mineral claim may not result in the discovery of commercial quantities of any minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment.

11. There is currently no market for our securities.

     There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market-maker concerning the participation of such market-maker in creating an after-market for our common stock on the Pink Sheets or the OTC Bulletin Board. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. This means that it may be hard or impossible for you to find a willing buyer for your stock should you decide to sell it in the future or to resell the shares at or above the offering price.

12. Our issuance of further shares and the eligibility of issued shares for resale will dilute our common stock and could lower the price a willing buyer would pay for our common stock.

     The dilution of our common stock could lower the price a willing buyer would pay for our common stock based on the fact our break-up value per share and our earning ratio per share would be reduced.

13. Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

     We currently have 11,000,000 shares of Common Stock issued and outstanding, of which 2,000,000 are held by Ron Schmitz, our president; 7,900,000 shares are held by Clive de Larrabeiti, 100,000 shares are held by Ernest Rogers, a shareholder and former officer and director; and, 1,000,000 shares are held by an investor, Ms. Yeun Mi Kim. These shares are subject to resale restrictions pursuant to Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The shares held by Messrs. Schmitz and Rogers and Ms. Kim are currently available for resale, subject to compliance with Rule 144 of the Securities Act of 1933. Future sales of common stock by Messrs. Schmitz and Rogers and Ms. Kim under exemptions from registration or through a subsequent registered offering could materially adversely affect the market price of our common stock and our ability to raise capital through an offering of our securities. If we are unable to raise the necessary capital we need to complete our exploration program we will be forced to cease operations and investors, therefore, may lose all or substantially all of their investment.

14. Mr. de Larrabeiti will continue to influence matters affecting us which may conflict with your interests.

     Mr. de Larrabeiti, our majority stockholder, beneficially owned approximately 71.81% of our outstanding shares of common stock and will continue to influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change-in-control that might be otherwise beneficial to stockholders.

15. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on October 23, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to March 31, 2007 is $109,029. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral reserve,

*	our ability to generate revenues, and

*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

16. Our independent auditor’s issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

     Our independent auditor’s opinions on our 2006 and 2005 financial statements, which are included in this prospectus, include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. For the past two years or more, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We are dependent on raising or borrowing capital. It is likely even if we are successful in raising the maximum being offered under this prospectus we may need to raise additional capital or reduce the level of our operations in the future, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

17. Our directors and officers reside outside of the United States and as such it may be difficult for you to protect your interests as a shareholder and your ability to protect your rights through the U.S. federal courts may be limited.

     Our directors and officers reside outside of the United States. The rights of shareholders to take action against the directors and actions by minority shareholders as a result may be difficult. Laws outside of the United States may not be as established and/or may differ from provisions under statutes or judicial precedent in existence in jurisdictions in the United States. In addition, shareholders may not have standing to initiate shareholder derivative actions before the courts outside of the United States or have limited rights to enforce judgments obtained in the United States in jurisdictions outside of the United States. As a result, you may face different considerations in protecting your interests in actions against the management, directors or majority stockholders than would shareholders of a corporation whose directors, officers and majority stockholders reside in the United States. Similarly, your ability to protect your interests if harmed in a manner and effectively sue in a United States federal court may be limited.

ITEM 2.     PROPERTIES

     We do not own any property. We only have the right to explore one property, title of which is not vested in our name.

Mining Properties - General

     On October 14, 2002, Ronald Schmitz, our President and a member of the board of directors, acting as Trustee on our behalf and prior to our formation, entered into a purchase agreement to acquire one mineral claim, for our ultimate benefit, from Mr. Goldsmith. Mr. Goldsmith is an independent geologist who is known to the mining community in British Columbia. He is not related to any of our officers or directors and/or affiliates. The mineral claims consist of 18 cells in British Columbia, Canada known as the Santos #516334 mineral claim. This acquisition was subsequently recorded in the BC Mining Office on November 15, 2002. The previous claim number for the Santos #516334 mineral claims was changed from 256380 to 516334 when our claim was converted to cells in 2005 under the new Mineral Titles Online registry in British Columbia.

     Subsequent to Mr. Schmitz’s purchase of the mineral claim, we entered into a trust agreement, dated November 15, 2002, with Mr. Schmitz in order to avoid having to pay additional mining title fees and to avoid having to establish a subsidiary at this early stage of our corporate development. The trust agreement terminates on January 1, 2008, or at our option or on the date we transfer the Santos #516334 mineral claim to a Canadian subsidiary corporation we incorporate in the future. If at anytime the results of Phase I, Phase II or Phase III are unsuccessful, we will terminate the trust agreement and have no further obligations towards the Santos # 516334 mineral claim.

     A mining claim is generally described to be that portion of the public mineral lands which a miner, for mining purposes, takes and holds in accordance with local mining laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. The Santos #516334 mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province. In British Columbia, cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British Columbia average 16 hectares. The size of our eighteen cells is approximately 373.694 hectares. The source of power utilized on the property where the Santos #516334 mineral claim is located is diesel power.

     To date we have not performed any work on the Santos #516334 mineral claim and have spent no monies on exploration activities.

Legal Status of Santos #516334 Mineral Claim

     The Santos #516334 mineral claim was purchased from Mr. Locke B. Goldsmith, M.Sc., P.Eng., P.Geo, due to its location in a historic mining area that generally had previously producing lead, silver and zinc mines in other claims. Mr. Goldsmith is a qualified, independent geologist, as per definition in National Instrument 43-101 in Canada and a 40-year veteran of the mining industry. Mr. Goldsmith transferred ownership of the Santos #516334 mineral claim to Mr. Ronald Schmitz on October 14, 2002, by a recorded Bill of Sale Absolute in the name of Ron Schmitz who holds the property pursuant to a trust agreement for our benefit. The Bill of Sale Absolute was registered in the BC Mining Office on November 15, 2002. Mr. Schmitz holds the mining rights to the Santos #516334 mineral claim which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward. In the event Mr. Schmitz was to grant ownership to a third party, they would obtain good title and we would have nothing. Mr. Schmitz would, however, be liable to us for monetary damages for breach of the trust agreement he signed with us on November 15, 2002.

     Since there has been no prior exploration on the property, we are not aware of any mineralization found on the property. Also, there are no geological or mining engineering reports regarding the Santos #516334 mineral claim. A fully qualified and independent geologist, will conduct the exploration work in phases I to III and will provide us with a technical report at that time. Also, none of our officers or directors have as yet, visited the property.

     Under British Columbia law, if the ownership of the Santos #516334 mineral claim were to be passed to us and the ownership were to be recorded in our name, we would have to pay a minimum of $500 and file other documents since we are a foreign company in Canada. We would also be required to form a British Columbia company which would necessitate a board of directors, a majority of which would have to be British Columbia residents, and obtain audited financial statements for that company. We have decided that if valuable mineral deposits are discovered on the Santos #516334 mineral claim and it appears that it might be economical to remove the ore, we will record the ownership, pay the additional fees and file as a foreign Company or establish a corporate subsidiary in British Columbia. The decision to record or not record is solely within our province.

     All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Santos #516334 mineral claim, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Santos #516334 mineral claim is one such acquisition. Accordingly, fee simple title to the Santos #516334 mineral claim resides with the Crown. The Santos #516334 mineral claim is a mining lease issued pursuant to the British Columbia Mineral Act to Mr. Schmitz. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The Santos #516334 mineral claim is unencumbered and there are no competitive conditions which affect the Santos #516334 mineral claim. Further, there is no insurance covering the Santos #516334 mineral claim. We believe that no insurance is necessary since the Santos #516334 mineral claim is unimproved and contains no buildings or improvements.

Claim Status

     The name, tenure number, date of recording and expiration date of the Santos mineral claim is as follows:

	Claim Name	Tenure Number	Recording Date	Expiry Date
	Santos	516334	November 15, 2002	August 19, 2008

Note:	(1) The former tenure number 256380 was changed to #516334 when the claim was converted
	in 2005 under the new Mineral Titles Online registry system in British Columbia.

     The Santos #516334 mineral claim consists of eighteen cells. Cells are based on latitude and longitude and vary in size according to the area of the province. Cells in the southern British Columbia are slightly larger, averaging 21 hectares. Cells in central British Columbia average 19 hectares, while cells in northern British Columbia average 16 hectares. The size of our eighteen cells is approximately 373.694 hectares. Title to our mineral claim is held by a recorded Bill of Sale Absolute in the name of Ron Schmitz, which has been filed as Exhibit 10.1 to this prospectus. Mr. Ron Schmitz holds the property pursuant to a trust agreement for our benefit. The Santos #516334 mineral claim was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the Santos #516334 mineral claim is not located in an environmentally sensitive region.

     Information regarding the Claim can be determined by reviewing the British Columbia government website located at http://www.mapplace.ca/. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. The information can be viewed by clicking on “The Map Place”, then, after downloading “MapPlace Lite WMS Viewer”, by clicking on “Main Maps” and then “Mineral Titles Map”. You can then enter in claim tenure number in the “Zoom GoTo” search window to view the area of the Santos #516334 mineral claim. For title information you can go back to the “Mineral Titles Map” in the lower window, under the heading “Contents”, then “Database Searches”, click on “Tenure Number” and enter the claim tenure number as indicated above to view the “Mineral Titles Tenure Detail”. This website database contains a detailed description of the rock formation, mineralization and ownership of all staked lands in British Columbia.

     To keep the Santos #516334 mineral claim in good standing, such that it does not expire on the dates indicated in the preceding, we must perform exploration and development work on the claim on or before August 19, 2008 or pay $4 per hectare to prevent the Santos #516334 mineral claim from reverting to the Crown.

     It is our intention to incorporate a Canadian subsidiary company and record the ownership in the name of our subsidiary if lead, silver or zinc is discovered on the Santos #516334 mineral claim and it appears that it would be economically viable to commercially mine the Santos #516334 mineral claim. We are a pre-exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the Santos #516334 mineral claim. Exploration will be required before we can make an evaluation as to the economic and legal feasibility of the Santos mineral claim.

Location and Access

     The Santos #516334 mineral claim is located on the lower slopes of Mount Carpenter at the north end of the Kokanee Range in the Selkirk Mountains. Highway 31A passes through the south part of the Santos #516334 mineral claim, approximately 8 kilometers east of the village of New Denver. Another accessible road departs northerly from Highway 31A at Three Forks and parallels Kane Creek through the southern and eastern parts of the Santos #516334 mineral claim. Various trails provide additional access.

     The maps provide an overview of where the Santos #516334 mineral claim is located in British Columbia.

MAP 1

MAP 2

Physiography

     The Santos #516334 mineral claim is snow-free from May through November, allowing a six or seven-month exploration season. The location of the Santos #516334 mineral claim is within easy commuting distance of New Denver, which has grocery stores, restaurants, motels and banking facilities. The City of Nelson, which is one hour and a half by road to the south, is the nearest major center.

Geology of Area Where Santos #516334 Mineral Claim is Located

     The area where the Santos #516334 mineral claim is located consists primarily of rocks known as the Slocan group of Jurassic age rocks. The Slocan group of Jurassic age rocks are composed of rocks, sand, clay, and mixtures of sand and clay, now solidified into sandstone (quartzite), claystone (slate) and an admixture of the two (argillite).

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

Proposed Program of Exploration

     There is no recorded history of prior exploration of the Santos #516334 mineral claim. We intend to conduct initial exploration of the Santos #516334 mineral claim to determine if there are commercially exploitable lead, silver or zinc mineral deposits. Historically, there have been several lead, silver and zinc mines in the area surrounding the Santos #516334 mineral claim. We anticipate a three phase exploration program to properly evaluate the potential of the Santos #516334 mineral claim. We must conduct exploration to determine what minerals, if any, exist on the Santos #516334 mineral claim and if any minerals which are found can be economically extracted and profitably processed. Our proposed program of exploration is explained in more detail in this prospectus under “Management Discussion and Analysis and Plan of Operation”.

History of Previous Work

     The Santos #516334 mineral claim is located in a historic mining district and is located between three former silver, lead and zinc producing mines. There is, however, no recorded history of prior exploration on our claim. No mineralization is known on our claim.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     No public market has been established for our common stock. There are at present no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our securities. There is no assurance that a trading market will ever develop for our common stock or, if such a market does develop, that it will continue. We have no common equity subject to outstanding purchase options or warrants. We have no securities convertible into our common equity. We do have common equity that can be sold pursuant to Rule 144 under the Securities Act of 1933. Except for this offering, there is no common equity that is being, or has been publicly proposed to be, publicly registered by us.

     As of August 15, 2007, there were 11,000,000 shares of common stock outstanding, held by four shareholders of record, two of which are our directors. Affiliates are subject to the resale limitations of Rule 144 under the Securities Act of 1933, as amended.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

     We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.      PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, pre-exploration stage company and have not yet generated or realized any revenues from our business operations. The Santos #516334 mineral claim is without known mineralization and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for silver, zinc and lead on the Santos #516334 mineral claim.

     If we raise $200,000, we will begin Phase I and complete Phase I approximately sixty days after we begin. Phase I would take approximately one and one-half months and we believe it will cost approximately $10,000 to complete Phase I. We would then start Phase II approximately sixty days after completing Phase I, weather permitting. Phase II will take approximately 3 months and cost approximately $35,000 for its completion. We will start Phase III approximately sixty days after completing Phase II and expect complete Phase III in approximately six months. The cost of Phase III will be approximately $60,000. We cannot work from December to May because of bad weather conditions. If we raise $200,000, we will not need any more funding for Phases I, II, and III. If we raise less than $200,000, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The amount of money we raised will determine how long we can satisfy our cash requirements. If we do not raise enough funds, we will have to raise additional funds within the next 12 months or go out of business. We will need a minimum of US$6,000 in order to meet the expenses associated with meeting the periodic reporting requirements of a public company. As of March 31, 2007 our cash balance was $5,081. Without additional financing, we would not be able to continue beyond three to six months. Mr. Schmitz, our president, has orally agreed to provide the necessary funds for our reporting requirements if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, we would cease to exist within six months or less.

     If the results of Phase I or II are not successful and we choose not to continue Phase II or III, we will seek to acquire other claims for exploration as we are an exploration company. We will not acquire claims from related parties.

     We need to raise $200,000 or we may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated unless and until silver, lead or zinc are discovered on the property. Accordingly, we would need to raise cash from other sources than the sale of the silver, lead or zinc. We will be conducting research in connection with the exploration of the property on which we own mining interests. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

     We intend to implement an exploration program, designed to target zinc, lead and silver reserves, as these elements have been historically found in this region. In particular there have been a number of lead, silver and zinc producing mines in the Slocan Mining District where this claim is situated; although, there has been no such exploration on the Santos mineral claim. We intend to proceed in the following three phases all of which will be supervised by Mr. Ron Schmitz, our President and by an independent geologist and other contractors hired by him on our behalf. We will assess the success of Phase I and

Phase II of our exploration program, based on the written report and recommendations of a qualified, independent geologist, before proceeding any further. Should we not achieve a successful result based on these assessments, we will abandon this claim and look for other mining properties. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for minerals on the Santos #516334 mineral claim.

     Phase I. Phase I will begin with research of the available geologic literature, personal interviews with geologists, and others familiar with the prospect area where the Santos #516334 mineral claim is located.

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

     We will also conduct geochemical testing during Phase I. Rock and soil samples will be taken from the property and taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of mineral composition (lead, silver or zinc) will be made. We will then compare the relative concentrations of mineral samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance and determine whether or not the Santos #516334 mineral claim has current economic potential and whether further exploration is warranted.

     Phase I will take about one and a half months and cost up to $10,000. We will rely on our independent geologist’s written report and recommendations based on his laboratory analysis to determine if we should proceed to Phase II.

     Phase II. Subject to the results of the report provided by the results obtained in Phase I, we will continue to Phase II.. Phase II will consist of a detailed description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present. Phase II will consist of a collection of rock and soil samples at additional sites, which may be measured from a reference location, for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences might be part of the program.

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

     Phase III. Phase III is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. Phase III will take about 6 months and cost up to $60,000. We do not anticipate commencing Phase III until late 2009.

     If the geologist’s report based on his laboratory analysis advises that the results of each Phase is not successful, we will explore other mineral properties.

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

     We will be conducting research in connection with the exploration of the Santos #516334 mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Capital Requirements of Our Proposed Exploration Program

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

Need for Additional Capital

     If we are successful in raising $200,000, we believe we will have sufficient capital to complete all three exploration phases proposed for the Santos #516334 mineral claim. We will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program. Similarly, we will assess whether to proceed with Phase III of the exploration program upon completion of Phase II and an evaluation of the results of the Phase II program.

     If our exploration activities are successful we plan to either further develop the Santos #516334 mineral claim on our own or enter into a joint venture with another mining company with more experience at that stage of operation. We will need a considerable amount of additional capital if we are to proceed to further development of the Santos #516334 mineral claim.

     If we are unable to raise more than $35,000, we will only have sufficient capital available to fund the Phase I exploration program and we would have to search for additional financing at that time or suspend operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations. Equity financing could result in additional dilution to existing shareholders.

PART III

ITEM 7.	FINANCIAL STATEMENTS

Index
Report of Independent Registered Public Accounting Firm		F–1
Balance Sheets		F–2
Statements of Operations		F–3
Statements of Cash Flows		F–4
Statement of Stockholders’ Equity (Deficit)		F–5
Notes to the Financial Statements		F–6

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Knightsbridge Resources Inc.

We have audited the accompanying balance sheets of Knightsbridge Resources Inc. (A Pre-exploration Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2006 and 2005 and the period October 23, 2002 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Knightsbridge Resources Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period October 23, 2002 (Date of Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada May 24, 2007	AMISANO HANSON Chartered Accountants

750 WEST PENDER STREET, SUITE 604	Telephone: 604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net
F -1

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
December 31, 2006 and 2005
(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$2,679	$4003

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,000	$6,284
Advances from a director – Note 4	68,756	45,256

	74,756	51,540

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.00001 par value – Note 1
100,000,000 shares authorized
11,000,000 shares issued (2005: 11,000,000)	$110	$110
Additional paid-in capital	14,048	7,677
Deficit accumulated during the pre-exploration stage	(86,235)	(55,324)

	(72,077)	(47,537)

	$2,679	$4,003

Nature and Continuance of Operations – Note 1
Commitment – Notes 1 and 6
Subsequent Event – Note 6

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005
and for the period October 23, 2002 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			October 23,
			2002 (Date of
			Inception) to
			December 31,
	2006	2005	2006

Expenses
Audit and accounting fees	$10,652	$11,119	$32,909
Bank charges	213	146	690
Foreign exchange loss (gain)	286	(108)	36
Interest on advances from a director – Note 4	6,371	6,300	12,671
Legal fees	11,200	9,400	30,600
Mineral claim and pre-exploration costs	1,495	288	3,921
Office	94	77	217
Registration and filing fees	600	2,251	5,191

Net loss for the period	$(30,911)	$(29,473)	$(86,235)

Basic and diluted loss per share	$0	$0

Weighted average number of shares outstanding	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
and for the period October 23, 2002 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			October 23,
			2002 (Date of
			Inception) to
			December 31,
	2006	2005	2006
Cash Flows used in Operating Activities
Net loss for the period	$(30,911)	$(29,473)	$(86,235)
Items not affecting cash:
Contribution of capital by shareholder for mineral claim cost	-	-	387
Interest on advances from a director	6,371	6,300	12,671
Change in non-cash working capital balance related to operations
Acccounts payable and accrued liabilities	(284)	(1,408)	6,000

	(24,824)	(24,581)	(67,177)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances from a director	23,500	27,212	68,756

	23,500	27,212	69,856

Increase (decrease) in cash during the period	(1,324)	2,631	2,679

Cash, beginning of the period	4,003	1,372	-

Cash, end of the period	$2,679	$4,003	$2,679

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period October 23, 2002 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash – at $0.0001	10,000,000	$100	$900	$-	$1,000
Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash – at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)
Imputed interest – Note 4	-	-	6,300	-	6,300
Net loss for the year	-	-	-	(29,473)	(29,473)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)
Imputed interest – Note 4	-	-	6,371	-	6,371
Net loss for the year	-	-	-	(30,911)	(30,911)

Balance, December 31, 2006	11,000,000	$110	$14,048	$(86,235)	$(72,077)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, if any, and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $86,235 since its inception, has a working capital deficiency of $77,077 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

During the year ended December 31, 2005, the Company obtained approval from the Securities and Exchange Commission for the sale to the general public of up to 2,000,000 of the Company’s common shares at $0.10 per share. On November 14, 2006, the offering period expired. The Company terminated the offering and withdrew the registration statement. All securities were unsold. The Company intends to file a new Form SB-1 with the Securities and Exchange Commission for the sale of up to 2,000,000 of the Company’s common shares at $0.10 per share. Management considers that the Company will also be able to obtain additional funds from related party advances; however, there is no assurance that these sources of additional funding will be available.

The Company was incorporated in the State of Nevada on October 23, 2002.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 “Accounting for Income Taxes” (“FAS 109”). Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No., 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. The Company has no outstanding debt or stock options, which are convertible into common stock. Diluted loss per share has not been provided, as it would be antidilutive.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and advances from a director approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars) - Page 4

Note 3 Mineral Claim

On November 15, 2002, the Company acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada for $387 (CDN$600), contributed by a shareholder of the Company. This claim was acquired on behalf of the Company by a director of the Company pursuant to a trust agreement. The claim has not proven to have commercially recoverable reserves and therefore the acquisition costs have been expensed. During the year ended December 31, 2006, the Company renewed its mineral claim such that the claim has an expiration date of August 19, 2007. The Company intends to renew its mineral claims prior to expiry.

Note 4 Advances from a Director – Note 6

The advances from a director are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2006, imputed interest of $6,371 was expensed (2005: $6,300) and credited to additional paid-in capital.

Note 5 Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	December 31,
	2006	2005

Deferred tax assets
Tax loss carryforwards	$13,391	$7,354
Valuation allowance	(13,391)	(7,354)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net losses. At December 31, 2006, the Company has accumulated tax loss carryforwards totalling $78,564 which will begin to expire commencing in 2022, the benefit of which has not been recorded in the financial statements.

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars) - Page 5

Note 6 Subsequent Events

By an agreement dated February 5, 2007, the Company engaged an attorney for the preparation and filing of a Form SB-1 registration statement with the SEC for $25,000. $15,000 has been paid and the remainder is due upon SEC effectiveness.

Subsequent to December 31, 2006, the Company received advances totalling $22,500. The advances are unsecured, non-interest bearing with no specific terms of repayment.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change in, or disagreements with, our principal independent accountant since our formation in 2002. Our financial statements for the period from inception to December 31, 2006 have been audited by Amisano Hanson, Independent Public Accountants, of 604 - 750 West Pender Street Vancouver, British Columbia, Canada V6C 2T7, as set forth in their report included in this prospectus.

ITEM 8A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principle Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

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

     The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Positions	Date First Held	Term of Office
Ron Schmitz	41	President, Chief Executive Officer,	October 23, 2002	to present
609 Granville Street		Secretary, Treasurer & Director
Suite 810
Vancouver, BC V7Y 1G5

Dany Goreeba	29	Director	January 23, 2007	to present
South Lodge, Paxhill Park,
Lindfield , W. Sussex
U.K. RH16 2QY

Clive de Larrabeiti	57	Director	January 23, 2007	to present
South Lodge, Paxhill Park,
Lindfield, W. Sussex
U.K. RH16 2QY

Background of Officers and Directors

     The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

Ron Schmitz, President, Chief Executive Officer, Secretary, Treasurer & Director

      Since October 23, 2002, Ron Schmitz has been our president, chief executive officer, secretary, treasurer, chief financial officer, and chief accounting officer. Mr. Schmitz is the President of ASI Accounting Services Inc. and has held that position since July, 1995. ASI Accounting Services Inc. provides administrative, accounting and office services to public and private companies, with the majority of these companies being foreign companies and approximately 20% of these companies complying with US GAAP. Mr. Schmitz completed level 3 of the Certified General Accountant program in June, 1987. Mr. Schmitz is a director of: Gold Canyon Resources Inc. (since April 1997) and Touchstone Resources Ltd. (March 22, 1999 to Sept. 30, 1999 and March, 2001 to present); both of which are junior exploration mining public companies traded on the TSX Venture Exchange in Canada. From March 2002 to September 29, 2005, Mr. Schmitz was a director of Benem Ventures Inc. He was also a director of Bradner Ventures Ltd. (1997 to March 10, 2004) and held the office of President of that company (May 19, 2000 to March 10, 2004). Bradner was a junior mining exploration company established in June of 1983. It is quoted on the OTC Bulletin Board, Symbol BNVLF. Bradner(1) abandoned its business plan in July 2001 due to a market downturn in 2000.

Note:	(1) Although Bradner currently does not have a viable mining project, it was not formed as a blank check company.
Bradner operated as an active junior mining exploration company from its formation in June 1983 to July 2001
(18 years) and expended considerable funds historically on its exploration activities. Mr. Schmitz resigned from
Bradner when he realized it would not be going forward with its new plans for business. We are not a blank check company as defined by Rule 419 of Regulation C under the rules of the Securities Act of 1933. We have a specific business plan to operate as a mineral exploration company, although it requires funding from this offering before we can implement this plan. We recognize Mr. Schmitz does not have professional or technical training credentials related to mineral exploration but he is very familiar and comfortable with junior mining exploration companies. As stated above, he is a director of two other active junior mining exploration companies which are currently listed on the TSX Venture Exchange. We have no intentions of merging with any other company or being acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933.

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

Clive de Larrabeiti - Director

     Clive de Larrabeiti has been a member of the board of directors since January 23, 2007. Mr. de Larrabeiti is the CEO and President of Mayfair Mining & Minerals, Inc, and has held these positions since August 2002. Mayfair Mining & Minerals, Inc., is a public company listed on the Frankfurt Exchange in Europe and on the Pink Sheets in the USA with privately held subsidiaries in the United Kingdom, Zambia and Madagascar. Previously, Mr. de Larrabeiti was a Director and Vice President, Corporate Finance of Net Nanny Software International Inc., a TSX-V listed company from July 1998 until March 2002. He also served as Vice President, Corporate Finance of Miranda Gold Corp, a natural resource company from September 2002 until February 2004. Miranda is a public company listed on the TSX Venture Exchange, the Frankfurt Stock Exchange and on the NASDAQ OTC Bulletin Board. From September 2002, until February 2004, he was a Corporate Consultant with Senate Capital Group, a venture capital company with headquarters in British Columbia, Canada.

Dany Goreeba - Director

     Dany Goreeba has been a member of the board of directors since January 23, 2007. Mr. Dany Goreeba is the Managing Director of Mayfair Mining and Minerals (UK) Limited, a subsidiary of Mayfair Mining & Minerals, Inc. a public company listed on the Frankfurt Stock Exchange in Europe and on the Pink Sheets in the USA. He has held this position since August 2005. Mr. Goreeba has been an executive assistant with Mayfair Mining and Minerals (UK) Limited since April 2005. In 2002 Mr. Goreeba received his Masters Degree in Economics with specialization in Finance, Banking and International Economies, University of Toulouse 1, France. From November 2002 until September 2004 Mr. Goreeba was a Supervisor – Corporate Services – IBL Ltd. Mauritius (Formerly Deloitte Touche Offshore Services). From October 2004 until March 2005 Mr. Goreeba was Assistant Manager at the Mauritius Branch of a French Private Bank where he was responsible for a portfolio of clients.

     Our officers and directors lack professional or technical training credentials related to mineral exploration, mine development or mining.

Significant Employees

     We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

     During the past five years, none of our directors or officers have been:

*	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

*	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

*

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

*

found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

     Not Applicable.

Conflicts of Interest

     Messrs. Schmitz, Goreeba, and de Larrabeiti will be subject to conflicts of interest. The conflicts arise from his their relationships with other public and even private corporations. In the future, Mr. Schmitz, Goreeba, and de Larrabeiti expect to continue to be involved in the mining businesses for other entities and such involvement could create a conflict of interests.

     Other Companies Messrs. Schmitz, Goreeba, and de Larrabeiti are involved with could be presented with mineral exploration and development opportunities we are involved with. We may participate in the same properties with these companies. Joint ventures in acquiring, exploring and mining natural resources are frequent in the industry. Messrs. Schmitz, Goreeba, and de Larrabeiti could also become aware of other mining or other exploration opportunities which we may find of interest. This would force Messrs. Schmitz, Goreeba, and de Larrabeiti to determine which company to offer the project to and from where to seek the appropriate funding. As a result there may be situations which involve a conflict of interest. Messrs. Schmitz, Goreeba, and de Larrabeiti have informed us that they will attempt to avoid dealing with such other companies in such situations where conflicts might arise and will also disclose all such conflicts and will govern themselves in respect thereof to the best of their abilities. In any event, Messrs. Schmitz, Goreeba, and de Larrabeiti have agreed to notify us and the other members of the boards of directors that may be involved, of the conflict of interest, and to abstain from voting on that subject matter.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2006 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ron Schmitz	2006	0	0	0	0	0	0	0	0
President & Treasurer	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

     We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

     The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
					Nonqualified
	Fees			Non-Equity	Deferred
	Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ron Schmitz	0	0	0	0	0	0	0
Dany Goreeba	0	0	0	0	0	0	0
Clive de Larrabeiti	0	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
	Number of	Percentage of	After Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner	Offering	Offering	Sold	Shares are Sold
Ron Schmitz[1]	2,000,000	18.18%	2,000,000	15.38%
810 - 609 Granville St.
Vancouver, BC V7Y 1G5

Dany Goreeba [1]	0	0%	0	0%
South Lodge, Paxhill Park
Lindfield, W. Sussex
U.K. RH16 2QY

Clive de Larrabeiti [1]	7,900,000	71.81%	7,900,000	60.77%
South Lodge, Paxhill Park
Lindfield, W. Sussex
U.K. RH16 2QY

All officers and directors as	9,900,000	90.00%	9,900,000	76.15%
a group (3 Individuals)

Yeun Mi Kim	1,000,000	9.09%	1,000,000	7.69%
126 - 14 Subu-ri
Kunwi-up, Kunwi-kun
Kyung-buk
South Korea 716 800

[1]	The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans.

Future Sales of Shares

     A total of 11,000,000 shares of common stock are issued and outstanding. The 11,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 9,900,000 shares of our stock are currently owned by our officers and directors. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Changes in Control

     There are no present arrangements or pledges of our securities which may result in a change in our control.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 5, 2002, we issued a total of 2,000,000 shares of restricted common stock to Mr. Ronald Schmitz, our president, in consideration of $200.00 and on November 21, 2002, we issued a total of 8,000,000 shares of restricted common stock to Ernest Rogers, who was then a member of the board of directors, but has since resigned, in consideration of $800.00. On April 5, 2006, Mr. Rogers sold 7,900,000 shares of his common stock to Clive de Larrabeiti, one of our directors in consideration of $790.

     Since our inception, Mr. Schmitz, advanced loans to us in the total sum of $68,755.50, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Schmitz will accept repayment from us when money is available. We plan to repay Mr. Schmitz $25,694 from the proceeds of this offering provided that we raise the maximum amount.

     On November 15, 2002, we entered into a trust agreement with Ronald Schmitz, our president. Under the agreement Mr. Schmitz has agreed to act as trustee to hold the Santos #516334 mineral claim on our behalf until January 1, 2008 or until we decide to either terminate the agreement or transfer the interest in the Santos #516334 mineral claim to a Canadian subsidiary to be formed. The trust allows us to investigate the property without the expense of additional mining office fees and the need to establish a Canadian subsidiary at this early stage of our corporate development.

     Messrs. Schmitz, Goreeba, and de Larrabeiti are involved with several other mining exploration companies. As a result a conflict of interest between us and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.

PART IV

ITEM 13.     EXHIBITS

Exhibits

     The following Exhibits are incorporated by reference from our Form SB-1 registration statement filed with the Securities and Exchange Commission on August 28, 2003, SEC file no. 333-108308:

Exhibit No.	Document Description
3.1	Articles of Incorporation
3.2	Bylaws
4.1	Specimen Stock Certificate
10.1	Bill of Sale Absolute - Santos Mineral Claim
10.2	Purchase Agreement to Acquire Santos Mineral Claim
10.3	Trust Agreement

     The following documents are incorporated by reference from our Form 10-KSB filed with the SEC for the period ending December 31, 2005:

Exhibit No.	Document Description
10.4	Amended Trust Agreement

     The following documents are included herein:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$10,652.00	Amisano Hanson
2005	$11,119.00	Amisano Hanson

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$0.00	Amisano Hanson
2005	$0.00	Amisano Hanson

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$0.00	Amisano Hanson
2005	$0.00	Amisano Hanson

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$0.00	Amisano Hanson
2005	$0.00	Amisano Hanson

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 20th day of August, 2007.

KNIGHTSBRIDGE RESOURCES INC.

BY:   RON SCHMITZ
         Ron Schmitz, President, Principal Executive
         Officer, Secretary/Treasurer, Principal Financial
         Officer, and Principal Accounting Officer and a
         member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

RON SCHMITZ	President, Principal Executive Officer, Secretary/Treasurer	August 20, 2007
Ron Schmitz	Principal Financial Officer, Principal Accounting Officer
and a member of the Board of Directors
a member of the Board of Directors

CLIVE DE LARRABEITI	Director	August 20, 2007
Clive de Larrabeiti

DANY GOREEBA	Director	August 20, 2007
Dany Goreeba