Form 10QSB
period 2007-03-31
KNIGHTSBRIDGE RESOURCES INC
filed 2007-08-20
CIK 1221500

==========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of March 31, 2007, the Company had 11,000,000 shares of common stock outstanding.

==========================================================================================================================================

PART I

ITEM 1.    INTERIM FINANCIAL STATEMENTS

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Current
Cash	$5,081	$2,679
Prepaids	5,000	-

	$10,081	$2,679

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,000	$6,000
Advances payable – Note 4	22,500	-
Advances from a director – Notes 5	68,756	68,756

	103,256	74,756

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.00001 par value
100,000,000 shares authorized
11,000,000 shares issued (2006: 11,000,000)	$110	$110
Additional paid-in capital	15,744	14,048
Deficit accumulated during the pre-exploration stage	(109,029)	(86,235)

	(93,175)	(72,077)

	$10,081	$2,679

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three month periods ended March 31, 2007 and 2006 and for the period October 23, 2002 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 23,
			2002 (Date of
			Inception)
	Three months ended		to
	March 31,		March 31,
	2007	2006	2007

Expenses
Audit and accounting fees	$6,000	$4,000	$38,909
Bank charges	98	82	788
Foreign exchange loss	-	294	36
Interest on advances from a director – Note 5	1,696	1219	14,367
Legal fees	15,000	11200	45,600
Mineral claim and pre-exploration costs	-	-	3,921
Office	-	-	217
Registration and filing fees	-	-	5,191

Net loss for the period	$(22,794)	$(16,795)	$(109,029)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three month periods ended March 31, 2007 and 2006 and for the period October 23, 2002 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 23, 2002
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(22,794)	$(16,795)	$(109,029)
Contribution of capital by shareholder for
mineral claim cost	-	-	387
Interest on advances from a director	1,696	1,219	14,367
Change in non-cash working capital balances
related to operations
Prepaids	(5,000)	-	(5,000)
Accounts payable and accrued liabilities	6,000	2,266	12,000

	(20,098)	(13,310)	(87,275)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances payable	22,500	-	22,500
Advances from a director	-	18,500	68,756

	22,500	18,500	92,356

Increase in cash during the period	2,402	5,190	5,081

Cash, beginning of the period	2,679	4,003	-

Cash, end of the period	$5,081	$9,193	$5,081

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period October 23, 2002 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash - at $0.0001	10,000,000	$100	$900	$-	$1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash - at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)

Imputed interest	-	-	6,300	-	6,300

Net loss for the year	-	-	-	(29,473)	(23,173)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)

Imputed interest	-	-	6,371	-	6,371

Net loss for the year	-	-	-	(30,911)	(30,911)

Balance, December 31, 2006	11,000,000	110	14,048	(86,235)	(72,077)

Imputed interest	-	-	1,696	-	1,696

Net loss for the period	-	-	-	(22,794)	(22,794)

Balance, March 31, 2007	11,000,000	$110	$15,744	$(109,029)	$(93,175)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1    Interim Reporting

While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2006 audited financial statements.

Note 2    Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $109,929 since its inception, has a working capital deficiency of $93,175 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 4     Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5     Advances from a Director

The advances from a director are unsecured, non-interest bearing and are due on demand. During the three months ended March 31, 2007, imputed interest of $1,696 was expensed and credited to additional paid-in capital.

Note 6    Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended March 31, 2007, the Company recorded the imputed interest expense of $1,696 with respect to a loan from a director of the Company. Additional paid-in capital has been increased accordingly.

This transaction has been excluded from the statements of cash flows.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended March 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     As of March 31, 2007 our cash balance was $5,081. Mr. Schmitz, one of our officers and directors has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, we will cease to exist.

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

     As of March 31, 2007 our total assets were $10,081 comprised of cash of $5,081 and our total liabilities were $103,256.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2007.

KNIGHTSBRIDGE RESOURCES INC.

BY: RON SCHMITZ
       Ron Schmitz, President, Principal Executive Officer, Treasurer, Principal Financial Officer,
       Principal Accounting Officer and Secretary