Form 10QSB
period 2007-06-30
KNIGHTSBRIDGE RESOURCES INC
filed 2007-08-20
CIK 1221500

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

As of June 30, 2007, the Company had 11,000,000 shares of common stock outstanding.

========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Current
Cash	$5,046	$2,679
Prepaids	5,000	-

	$10,046	$2,679

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,500	$6,000
Advances payable – Note 4	22,500	-
Advances from a director – Note 5	68,756	68,756

	104,756	79,756

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.00001 par value
100,000,000 shares authorized
11,000,000 shares issued (2006: 11,000,000)	110	110
Additional paid-in capital	18,334	14,048
Deficit accumulated during the pre-exploration stage	(113,154)	(86,235)

	(94,710)	(72,077)

	$10,046	$2,679

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six month periods ended June 30, 2007 and 2006 and for the period October 23, 2002 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

					October 23,
					2002 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Expenses
Audit and accounting fees	$1,500	$2,152	$7,500	$6,152	$40,409
Bank charges	35	44	133	126	823
Foreign exchange loss	-	(39)	-	255	36
Interest on advances – Notes 4 and 5	2,590	2,814	4,286	4,033	16,957
Legal fees	-	1,000	15,000	12,200	45,600
Mineral claim and pre-exploration
costs	-	-	-	-	3,921
Office	-	-	-	-	217
Registration and filing fees	-	200	-	200	5,191

Net loss for the period	$(4,125)	$(6,171)	$(26,919)	$(22,966)	$(113,154)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	11,000,000	11,000,000	11,000,000	11,000,000

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six month periods ended June 30, 2007 and 2006 and
for the period October 23, 2002 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

			October 23,
			2002 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(26,919)	$(22,966)	$(113,154)
Contribution of capital by shareholder for mineral
claim cost	-	-	387
Interest on advances	4,286	4,033	16,957
Changes in non-cash working capital balances related
to operations
Prepaids	(5,000)	-	(5,000)
Accounts payable and accrued liabilities	7,500	(3,784)	13,500

	(20,133)	(22,717)	(87,310)

Cash Flows from Financing Activities
Common stock issued	-	-	1,100
Advances payable	22,500	-	22,500
Advances from a director	-	23,500	68,756

	22,500	23,500	92,356

Increase in cash during the period	2,367	783	5,046

Cash, beginning of the period	2,679	4,003	-

Cash, end of the period	$5,046	$4,786	$5,046

Non-cash Transactions - Note 6

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period October 23, 2002 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash
– at $0.0001	10,000,000	$100	$900	$-	$1,000

Contribution of capital by shareholder	-	-	387	-	387
Net loss for the period	-	-	-	(8,001)	(8,001)

Balance, December 31, 2002	10,000,000	100	1,287	(8,001)	(6,614)
Common stock issued for cash
– at $0.0001	1,000,000	10	90	-	100
Net loss for the year	-	-	-	(11,435)	(11,435)

Balance, December 31, 2003	11,000,000	110	1,377	(19,436)	(17,949)
Net loss for the year	-	-	-	(6,415)	(6,415)

Balance, December 31, 2004	11,000,000	110	1,377	(25,851)	(24,364)
Imputed interest	-	-	6,300	-	6,300
Net loss for the year	-	-	-	(29,473)	(23,173)

Balance, December 31, 2005	11,000,000	110	7,677	(55,324)	(47,537)
Imputed interest	-	-	6,371	-	6,371
Net loss for the year	-	-	-	(30,911)	(30,911)

Balance, December 31, 2006	11,000,000	110	14,048	(86,235)	(72,077)
Imputed interest	-	-	4,286	-	4,286
Net loss for the period	-	-	-	(26,919)	(26,919)

Balance, June 30, 2007	11,000,000	$110	$18,334	$(113,154)	$(94,710)

SEE ACCOMPANYING NOTES

KNIGHTSBRIDGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM STATEMENTS
June 30, 2007
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

Note 2 Continuance of Operations

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $113,154 since its inception, has a working capital deficiency of $94,710 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they due come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there are no assurance of additional funding being available.

Note 3 Mineral Claim

On November 15, 2002, the Company acquired one mining claim consisting of twelve units located in the Province of British Columbia, Canada for $387 (CDN$600), contributed by a shareholder of the Company. This claim was acquired on behalf of the Company by a director of the Company pursuant to a trust agreement. The claim has not proven to have commercially recoverable reserves and therefore the acquisition costs have been expensed. Subsequent to June 30, 2007, the Company renewed its mineral claim such that the claim has an expiration date of August 19, 2008. The Company intends to renew its mineral claims prior to expiry.

Knightsbridge Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Statements
June 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 2

Note 4 Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment. During the six month period ended June 30, 2007, imputed interest of $877 was expensed and credited to additional paid-in capital.

Note 5 Advances from a Director

The advances from a director are unsecured, non-interest bearing and due on demand. During the six month period ended June 30, 2007, imputed interest of $3,409 was expensed and credited to additional paid-in capital.

Note 6 Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the six months ended June 30, 2007, the Company recorded the imputed interest expense of $3,409 with respect to a loan from a director of the Company and imputed interest expense of $877 with respect to a loan from an investor. Additional paid-in capital has been increased accordingly.

These transactions have been excluded from the statement of cash flows.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended June 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Our Exploration Program

     We will be conducting research in the form of exploration of the property. Our exploration program is as follows and subject to raising additional capital:

     We have obtained the rights to one mineral claim consisting of 18 cells. These rights entitle us to the minerals located on the property subject to the mineral claim. We obtained the rights to this mineral claim by way of a trust agreement between ourselves and Ron Schmitz, our President. The recorded title to the mineral claim is in Ron Schmitz's name who holds the property (the "Santos mineral claim") pursuant to a trust agreement for our benefit. We do not own title to this property.

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

     If we raise $200,000, we will begin Phase I and complete Phase I approximately sixty days after we begin. Phase I would take approximately one and one half months and we believe it will cost approximately $10,000 to complete Phase I. We would then start Phase II approximately sixty days after completing Phase I, weather permitting. Phase II will take approximately 3 months and cost approximately $35,000 for its completion. We will start Phase III approximately sixty days after completing Phase II and expect complete Phase III in approximately six months. The cost of Phase III will be approximately $60,000. We cannot work from December to May because of bad weather conditions. If we raise $200,000, we will not need any more funding for Phases I, II, and III. If we raise less than $200,000, then we will have to raise more money through private placements, public offerings or by bringing in other partners.

     As of June 30, 2007, our cash balance was $5,046. Mr. Schmitz, one of our officers and directors has orally agreed to provide the necessary cash funding for us if we are unable to raise the necessary funds. The commitment from Mr. Schmitz is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Schmitz to make it a binding agreement. Should Mr. Schmitz not provide us with the funds necessary to cover our operating expenses, we will cease to exist.

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

     We intend to target zinc, lead and silver reserves, as these elements have been historically found in this region. In particular there have been a number of lead, silver and zinc producing mines in the Slocan Mining District where this claim is situated although there has been no such exploration on the Santos mineral claim. Subject to raising additional capital, we intend to proceed in the following three phases all of which will be supervised by Mr. Ron Schmitz, our President and by an independent geologist and other contractors hired by him on our behalf. We will assess the success of Phase I and Phase II of our exploration program, based on the written report and recommendations of a qualified, independent geologist, before proceeding any further. Should we not achieve a successful result based on these assessments, we will abandon this claim and look for other mining properties. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for minerals on the Santos mineral claim.

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

     We will also conduct geochemical testing during Phase I. Rock and soil samples will be taken from the property and taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of mineral composition (lead, silver or zinc) will be made. We will then compare the relative concentrations of mineral samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance and determine whether or not the Santos mineral claim has current economic potential and whether further exploration is warranted. We estimate that Phase I will take about six weeks or one and one half months to complete and cost up to $10,000.

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

     As of June 30, 2007, our total assets were $10,046 comprised of cash and prepaids and our total liabilities were $104,756.

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